Form 10-Q
period 1996-03-31
VIMRX PHARMACEUTICALS INC
filed 1996-06-12
CIK 864009

IN ACCORDANCE WITH RULE 202 OF REGULATION
          ST, THIS FORM 10Q IS BEING FILED IN PAPER
          PURSUANT TO A CONTINUING HARDSHIP
          EXEMPTION.
          _____________________________________________

                SECURITIES AND EXCHANGE
                       COMMISSION
                 Washington, D.C. 20549

                _______________________

                       FORM 10-Q

                                X     QUARTERLY REPORT PURSUANT TO SECTION 13
          OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period Ended March 31, 1996

                           OR

                                       TRANSITION REPORT PURSUANT TO SECTION 13
          OR
          15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from____________to____________


              Commission File No. 0-19153

                 _____________________

               VIMRx PHARMACEUTICALS INC.
          (Exact name of Registrant as specified in its Charter)
                 _____________________

                             Delaware
                       06-1192468

(State or other jurisdiction of
                    (I.R.S. Employer
             incorporation or organization)
       Identification No.)


                    1200 High Ridge Road, Stamford, Connecticut



         06905
          (Address of principal executive offices)

        (Zip Code)

          Registrant's telephone number, including area code: (203) 329-0811

                              Indicate by check mark whether the Registrant (1)
 has filed all reports
          required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
          during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
            Yes     X         No

                              The aggregate number of Registrant's shares
outstanding on
          May 3, 1996 was 28,644,318 shares of Common Stock, $.001 par value.
          __________________________________________
                        Page 1 of 10 Pages

               VIMRx PHARMACEUTICALS INC.

                           INDEX


          PART I - FINANCIAL INFORMATION            Page

            Item 1.                                 Financial Statements:
                                                                   Consolidated
 Balance Sheets as of March 31, 1996
          (unaudited).December 31, 1995
          and......................                 3




       Consolidated Statements of Operations (unaudited) for the


                                    Three Months Ended March 31, 1996 and 1995,


                                    and for the Period from Inception through


                                    March 31,
          1996.............................................   4

                                                                   Consolidated
S
tatements of Cash Flows (unaudited)
          for the


                                    Three Months Ended March 31, 1996 and 1995,


                                    and for the Period from Inception through


                                    March 31,
          1996.............................................   5



                Notes to Finan
cial Statements
          (unaudited).......................        6

            Item 2.
               Management's Discussion and Analysis of Financial



           Condition and Results of
          Operations.........................       7

          PART II - OTHER INFORMATION

            Item 1.                                 Legal
          Proceedings..                                    9

            Item 2.                                 Changes in
          Securities...........                                               9

            Item 3.                                 Defaults upon Senior
          Securities......................................    9

            Item 4.
       Submission of Matters to a Vote of Security
          Holders...........                        9

            Item 5.                                 Other
          Information.                                9

            Item 6.                                 Exhibits and Reports on Form
          8-K..................................       9

          SIGNATURE..........................                        11

            PART I - FINANCIAL INFORMATION

          Item 1. Financial Statements

              VIMRx PHARMACEUTICALS INC.
           (a development stage enterprise)

              CONSOLIDATED BALANCE SHEETS




                     March 31,
                     December 31,



                          1996
                        1995



                                  (unaudited)




                            ASSETS









          Current assets:




            Cash and cash equivalents
          $ 3,100,232
          $ 2,218,970


            Deferred finance cost
          232,500
          310,000


            Other current assets
                72,895
          96,115


                Total current assets