Form 10-Q/A
period 1996-06-30
VIMRX PHARMACEUTICALS INC
filed 1996-10-16
CIK 864009

---------------------------------------------

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                        -----------------------

                               FORM 10-Q/A

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended June 30, 1996

                                   OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from____________to____________


                      Commission File No. 0-19153

                         ---------------------

                       VIMRx PHARMACEUTICALS INC.
         (Exact name of Registrant as specified in its Charter)
                         ---------------------

                                Delaware
                               06-1192468
                    (State or other jurisdiction of
                            (I.R.S. Employer
                     incorporation or organization)
                          Identification No.)
              1200 High Ridge Road, Stamford, Connecticut
                                 06905
                (Address of principal executive offices)
                               (Zip Code)
   Registrant's telephone number, including area code: (203) 329-0811

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes X No

      The aggregate number of Registrant's shares outstanding on July 19, 1996 was 51,330,437 shares of Common Stock, $.001 par value.
               ------------------------------------------
                           Page 1 of 10 Pages

                       VIMRx PHARMACEUTICALS INC.

                                  INDEX


PART I - FINANCIAL INFORMATION                                Page

     Item 1. Financial  Statements:  Consolidated  Balance Sheets as of June 30,
1996 (unaudited) and December 31, 1995...................... 3

     Consolidated Statements of Operations (unaudited) for the Three Months Ended June 30, 1996 and 1995, for the Six Months Ended June 30, 1996 and 1995 and for the Period from Inception through June 30,
1996............................................. 4

     Consolidated Statements of Cash Flows (unaudited) for the Six Months Ended June 30, 1996 and 1995, and for the Period from Inception through June 30,
1996............................................. 5

     Notes to Financial Statements (unaudited)....................... 6

     Item 2.  Management's  Discussion  and Analysis of Financial  Condition and
Results of Operations......................... 8 PART II - OTHER INFORMATION

     Item                                1.                                Legal
Proceedings...................................................... 11

     Item                    2.                    Changes                    in
Securities.................................................. 11

     Item            3.             Defaults             upon             Senior
Securities...................................... 11

     Item 4. Submission of Matters to a Vote of Security Holders........... 11

     Item                                5.                                Other
Information...................................................... 12

     Item 6. Exhibits and Reports on Form  8-K..................................
13




SIGNATURES................................................................4

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                VIMRx PHARMACEUTICALS INC.
                             (a development stage enterprise)

                                CONSOLIDATED BALANCE SHEETS



                                                                 June 30,      December 31,
                                                                1996             1995
                                                           (unaudited)

ASSETS

Current assets:
  Cash and cash equivalents                                  $ 52,003,397       $ 2,218,970
  Deferred finance cost                                               -0-           310,000
  Other current assets                                            54,051             96,115
                                                            -------------        ----------
      Total current assets                                     52,057,448         2,625,085

Equipment                                                         483,047           107,942
Note receivable                                                       -0-           225,000
Other assets                                                    451,791             493,000
                                                         ----------------
         Total Assets                                      $ 52,992,286         $ 3,451,027
                                                           --------------       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities                    $ 2,067,272         $ 431,491
  Notes payable                                                      -0-          1,802,048
                                                           --------------         ---------
        Total current liabilities                               2,067,272         2,233,539
Other liabilities (Note 5)                                          -0-             464,000
         Total Liabilities                                     2,067,272          2,697,539
                                                              -----------         ---------
                                                         2,397,3051,315 9

Stockholders' equity:
  Common stock, $.001 par value,
   51,330,437 and 19,894,576 shares outstanding on
   June 30, 1996 and December 31, 1995, respectively               51,330            19,895
  Additional paid-in capital                                   79,286,365        23,244,460
  Deficit accumulated during the
    development stage                                        (28,412,689)      (22,510,867)
                                                             ------------      ------------
            Total Stockholders' Equity                        50,925,014            753,488
                                                              -----------     -------------

             Total Liabilities and Stockholders' Equity      $ 52,992,286       $ 3,451,027
                                                             ============       ===========



                       VIMRx PHARMACEUTICALS INC. AND SUBSIDIARY
                           (a development stage enterprise)
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (unaudited)

                                        Three Months                                Six Months                December 30, 1986
                                        Ended June 30,                            Ended June 30,                    (Inception)
                                     1996                 1995         1996                1995              to June 30, 1996
                                      --                 ----                 ----                ----              ----------------
Operating expenses:

  Research and development........ $ 605,657          $  868,714          $ 976,161           $ 1,147,571         $13,965,478
  Purchased research and development
      See Note 6                    2,941,966                      -       2,941,966                                 2,941,996
  Royalty expense - See Note 4.
     ...........                        -              -              100,000      100,000          300,000
  Termination of agreement -
     See Note 5 . . . . . .              -             -           (464,000)                                      (464,000)
  General and administrative........
     ......                         1,156,448       553,947      2,123,914    1,234,665       11,679,850
                                   ---------       --------     ---------                   -----------
   Total operating expenses.
     ..............                4,704,071     1,422,661      5,678,041    2,482,236       28,423,294
                                    ==========    =========      =========    =========       ==========

Other (income) expenses:
   Interest (income)............
     ..........                    (76,698)      (51,140)       (95,174)    (114,175)      (1,254,395)
   Interest expense...
     ....................           212,625            -        318,619            -          401,884
   Provision for losses (recovery)
     on notes receivables......        -             -              -            -          135,010
   Investment in and advances
     to research and development
     entities charged to
     expense.......                     -             -              -            -          700,000
Other - net ......                      -           172            332          172            6,892
                                    --------      --------       --------   ----------         --------
        Total other (income)
     expenses                        135,927       (50,968)      223,777        (114,003)      (10,609)
                                    =======       ========      =======        =========      ========

         NET LOSS.               $4,839,998  $ 1,371,693     $5,901,818   $2,368,233      $28,412,685
                                ==========  ============    ===========  ===========     ===========

        NET LOSS PER SHARE...       0.11         $ 0.07         $ 0.18       $ 0.12
                                  =======        =======        =======      ======

Weighted average number of shares
      of common stock
      outstanding.......         43,157,768    19,742,576     32,336,359   19,742,576
                                 ===========   ===========    ===========  ==========




                       VIMRx PHARMACEUTICALS INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                                                                                                 December 30, 1986
                                                                 Six Months Ended June 30,             (Inception)
                                                                1996              1995               to June 30, 1996
                                                                ----              ----            ----------------

Cash flows from operating activities:
Net (loss)..............................                   $ (5,901,818)        $ (2,368,233)            $ (28,412,685)
Adjustments to reconcile net (loss) to
     net cash (used in) operating activities:
  Depreciation and amortization....                          9,784                9,751                  109,240
   Amortization of debt cost . . . . .                     310,000                                       310,000
   Interest expense settled through issuance of stock.....                                               72,260
   Amortization of debt discount . . . . . . . . . . . .   197,952                                       200,000
   Termination of agreement . . . . . . . . . . . . . . . (464,000)                                         --
   Consulting fees settled through issuance of stock.....   41,217                                        116,217
   Provision for (recovery of) losses on notes receivable.                                                135,010
   Investment in and advances to research and development entities charged to expense                     700,000
   Loss from disposal of equipment........................                                                  8,202
   Warrants issued & other non-cash consideration for
     purchased research & development.                  1,787,200                                        1,787,200
Changes in operating assets and liabilities:
     Decrease in prepayments under research contracts.....                        47,334                       --
     (Increase) in organization costs.....................                                                (3,463)
     Increase in other current assets.............            42,064               93,035              43,949
    Decrease in accounts payable and accrued liabilities.     73,573             150,478              455,063
                                                             -------             --------             -------
         Net cash (used in) operating activities..........  (3,904,028)          (2,067,635)        (24,479,007)
                                                         -----------         ------------        ------------

Cash flows from investing activities:
   Net sales (purchases) sales of short-term investments..                      1,252,033                   --
   Purchases of equipment.................................   (384,889)             (37,599)           (623,576)
   Proceeds from sale of equipment........................                                              26,550
   Loans to DNA Pharmaceuticals, Inc......................                                            (295,800)
   Repayment of DNA Pharmaceuticals, Inc. loans...........                                             160,790
   Loans to Ribonetics GmbH...............................                                            (600,000)
   Investments in and loan to CambES Ltd. ................                                            (325,000)
                                                          ----------------     ----------------        ------------
     Net cash provided by (used in) investing activities.    (384,889)           1,214,434          (1,657,036)
                         -                                  -----------          -----------         -----------

Cash flows from financing activities (Note 2):
   Proceeds from sales of preferred and common stock...... 4,200,000                              27,303,307
   Costs incurred in connection with issuance of common stock                                    (2,325,050)
   Proceeds from issuance of common stock in connection
     with the exercise warrants/options                     51,873,344                           51,942,719
   Purchase of treasury stock.........................                                             (8,341)
   Proceeds from bridge loans...........................                                         3,141,045
   Repayment of bridge loans............................  (2,000,000)                          (2,500,000)
   Issuance of convertible demand notes payable.........                                         600,000
   Return of capital....................................                                       (14,240)
                                                        ---------------      ---------------      --------------
     Net cash provided by financing activities........    54,073,344                    0         78,139,440
                                                        --------    -----------------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..  49,784,427            (853,201)         52,003,397
Cash and cash equivalents at beginning of period......   2,218,970            2,054,506
                                                         --------            ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD........... $ 52,003,397            1,201,305        $52,003,397
                                                      ============           ----------        -----------

Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits:

       3.1 Registrant's Certificate of Amendment filed June 20, 1996 to Amended and Restated Certificate of Incorporation.

      10.3 Registrant's Amended and Restated 1990 Incentive and Non-Incentive Stock Option Plan (as amended through May 13, 1996)

      10.16       Registrant's 1996 Non-Employee Director Restricted Stock Award
                  Plan

      27          Financial Data Schedule

b) Reports on Form 8-K:

            On April 9, 1996, the Company filed a Current Report on Form 8-K reporting the issuance of a press release on April 2, 1996 announcing the appointment of Richard L. Dunning as President and Chief Executive Officer.

            On April 15, 1996 , the Company filed a Current Report on Form 8-K reporting the issuance of a press release on April 9, 1996 announcing the call for redemption of its Class A Warrants.

            On April 22, 1996, the Company filed a Current Report on Form 8-K reporting the issuance of a press release on April 18, 1996 announcing that its Class B Warrants commenced trading on The Nasdaq Small Cap Market.

            On April 30, 1996, the Company filed a Current Report on Form 8-K reporting the issuance of a press release on April 25, 1996 announcing the call for redemption of its Class B Warrants.

            On June 12, 1996, the Company filed a Current Report on Form 8-K announcing the acquisition of all of the issued and outstanding capital stock of Ribonetics GmbH.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 1996


                    VIMRx PHARMACEUTICALS INC.
                      a Delaware Corporation
                           (Registrant)





                        By:  __/S/ RICHARD L. DUNNING
                            Richard L. Dunning
                            President and
                            Chief Executive Officer


                        By:  __/S/  FRANCIS  M. O'CONNELL
                            Francis M. O'Connell
                            Chief Financial Officer

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 22, 1996


                    VIMRx PHARMACEUTICALS INC.
                      a Delaware Corporation
                           (Registrant)



                        By:  ______________________________
                            Richard L. Dunning
                            President and
                            Chief Executive Offi er


                         By: ______________________________
                            Francis M. O'Connell
                            Chief Financial Officer