Form 10-Q
period 1996-09-30
VIMRX PHARMACEUTICALS INC
filed 1996-11-14
CIK 864009

--------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                           -----------------------

                                  FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended September 30, 1996
                                      OR

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

                                   Delaware
                                  06-1192468
                       (State or other jurisdiction of
                               (I.R.S. Employer
                        incorporation or organization)
                             Identification No.)
                 2751 Centerville Road, Wilmington, Delaware
                                    19808
                   (Address of principal executive offices)
                                  (Zip Code)
      Registrant's telephone number, including area code:(302) 998-1734


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes X No


      The aggregate number of Registrant's shares outstanding on November 14, 1996 was 51,430,437 shares of Common Stock, $.001 par value.
                  ------------------------------------------

                          VIMRx PHARMACEUTICALS INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                            Page

   Item 1. Financial Statements:
            Consolidated Balance Sheets as of September 30, 1996 (unaudited) and
               December 31, 1995 ..........................................3

            Consolidated Statements of Operations (unaudited) for the Three
               Months Ended September 30, 1996 and 1995, for the Nine
               Months Ended September 30, 1996 and 1995, and for the
               Period from Inception through September 30, 1996............4

            Consolidated Statements of Cash Flows (unaudited) for
                the Nine Months
               Ended September 30, 1996 and 1995 and for the Period
               from Inception through September 30, 1996...................5

            Notes to Consolidated Financial Statements (unaudited)            6

   Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations.........................8

PART II - OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................11

   Item 2.  Changes in Securities.........................................11

   Item 3.  Defaults upon Senior Securities...............................11

   Item 4.  Submission of Matters to a Vote of Security Holders...........11

   Item 5.  Other Information.............................................11

   Item 6.  Exhibits and Reports on Form 8-K..............................12

SIGNATURES. . . . . ......................................................13

                              PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                        VIMRx PHARMACEUTICALS INC. AND SUBSIDIARIES
                             (a development stage enterprise)

                                CONSOLIDATED BALANCE SHEETS




                                               September 30,      December 31,
                                                   1996              1995
                                                ---------------- -----------
ASSETS                                         (unaudited)

Current assets
    Cash and cash equivalents                     $ 1,564,060       $ 2,218,970
    Securities held for sales                      48,487,845               -0-
    Deferred finance cost                                 -0-           310,000
    Other current assets                               31,030            96,115
                                               -------------         -----------

        Total current assets                      $50,082,935         2,625,085

Equipment                                             661,964           107,942
Notes receivable                                          -0-           225,000
        Total assets                             $ 50,744,899       $ 2,958,027
                                                =============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities        $ 206,377         $ 431,491
     Notes payable                                        -0-         1,802,048
                                                 ------------         ---------
         Total current liabilities                    206,377         2,233,539
     Other liabilities                                 17,920           464,000
                                                    ---------        ----------
Total liabilities                                     224,297         2,697,539
                                                     --------         ---------

Shareholders' equity
    Common stock, $.001 par value,
         51,430,437 and 19,894,576 shares outstanding
         on September 30, 1996 and December 31, 1995,
         respectively                                   51,431           19,895
    Additional paid-in capital                      80,404,207       23,244,460
    Deficit accumulated during the
         development stage                         (29,292,523)     (22,510,867)
    Unearned compensation                             (744,449)        (493,000)
    Unearned gain from investment                      101,936               -0-
         Total shareholders' equity                 50,520,602           260,488
                                                ---------------     ------------

         Total liabilities and
          shareholders' equity                 $    50,744,899       $ 2,958,027
                                                ===============      ===========

                        VIMRx PHARMACEUTICALS INC. AND SUBSIDIARIES
                             (a development stage enterprise)

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   (unaudited)

                                                 Three Months              Nine Months                   December 30, 1986
                                            Ended September 30,         Ended September 30,                (Inception)
                                                  1996           1995          1996          1995            to September 30, 1996
                                                  ----          -----         -----          ----            ---------------------
Operating expenses:
Research and development..................        $ 717,408     $ 786,486  $ 1,693,569    $ 1,934,057         $   14,682,886
Purchased research and development See Note 6       162,989             -    3,104,955             -               3,104,955
Royalty expense - See Note 4...............               -             -      100,000        100,000                300,000
Termination of agreement - See Note 5                     -             -     (464,000)             -              (464,000)
General and administrative................          782,144       562,878    2,906,058      1,797,543             12,461,994
                                                    -------       --------  -----------    ----------            -----------
       Total operating expenses...........        1,662,541     1,349,364    7,340,582      3,831,600             30,085,835
                                                 ----------    ----------    ----------    ----------             ----------

Other (income) expenses:
   Interest (income)......................        (736,010)      (32,605)     (831,184)      (146,780)           (1,990,405)
   Interest expense.......................               -             -       318,619              -                401,884
   Provision for losses (recovery) on notes
        receivables.......................               -             -              -             -                135,010
   Investment in and advances to research and
        development entities charged to expense          -            -               -             -                700,000
    Other - net ..........................         (46,693)          593       (46,361)           765               (39,801)
                                                   --------   -----------   -----------     ----------             ---------
       Total other (income) expenses              (782,703)      (32,012)     (558,926)      (146,015)             (793,312)
                                                  ---------      --------     ---------      ---------             ---------

NET LOSS..................................       $ 879,838    $ 1,317,352  $ 6,781,656      $3,685,585           $29,292,523
                                                 =========    ============   ===========    ==========           ===========

NET LOSS PER SHARE........................           $0.02         $ 0.07       $ 0.13         $ 0.19
                                                     -----         -------      ------         ------

Weighted average number of shares of
        common stock outstanding..........      51,430,437      19,744,185   51,430,437    19,743,118

                                               ===========     ===========   ==========    ==========

                      VIMRx PHARMACEUTICALS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)



                                                                                                           December 30, 1986
                                                                 Nine Months Ended September 30,              (Inception)
                                                                      1996               1995              to September 30, 1996
                                                                      -----             ------            ---------------------
Cash flows from operating activities:
Net (loss)................................................            $ (6,781,656)  $ (3,685,585)       $ (29,292,523)
Adjustments to reconcile net (loss) to net cash (used in)
operating activities:
   Depreciation and amortization..........................                  31,206         16,591               130,662
   Amortization of debt cost. . . . . . . . . . .. . . . ..                310,000                              310,000
   Interest expense settled through issuance of stock.....                                                       72,260
   Accretion of compensatory option. . . . . . . . . . . .                 148,551                              246,551
   Amortization of debt discount. . . . . . . . . . . . .                  197,952                              200,000
   Termination of agreement. . . . . . . . . . . . . . .                  (464,000)                                   -
   Consulting fees settled through issuance of stock......                                                       75,000
   Research & Development fees to be settled through the
     issuance of stock . . . . . . . . . . .                                              212,500
   Provision for (recovery of) losses on notes receivable.                                                      135,010
   Investment in and advances to research and development
      entities charged to expense                                                                               700,000
   Loss from disposal of equipment........................                                                        8,202
   Warrants issued & other non-cash consideration for purchase
     research & development. . .                                         1,562,200                            1,562,200
   Changes in operating assets and liabilities:
     (Increase) decrease in prepayments under research contracts                             47,334
     (Increase) in organization costs.....................                                                      (3,463)
     (Increase) decrease in other current assets..........                  65,085           125,691           (31,030)
     Increase in accounts payable and accrued liabilities.                  17,806           240,978            399,296
                                                                      -------------      ------------           -------
     Net cash (used in) operating activities..............              (4,912,856)       (3,042,491)      (25,487,835)
     -                                                                  -----------       -----------       -----------

Cash flows from investing activities:
   Net sales (purchases) of short-term investments........             (48,385,909)        2,590,268       (48,385,909)
   Purchases of equipment.................................                (585,228)          (40,798)         (823,915)
   Proceeds from sale of equipment........................                                                       26,550
   Loans to DNA Pharmaceuticals, Inc......................                                                    (295,800)
   Repayment of DNA Pharmaceuticals, Inc. loans...........                                                      160,790
   Loans to Ribonetics GmbH. . ...........................                                                    (600,000)
   Investments in & loan to CambES Ltd. . .     ..........                                                    (325,000)
                                                                   ----------------       -------------        --------
     Net cash provided by (used in) investing activities..              48,971,137)         2,549,470      (50,243,284)
                                                                       ------------          ---------     ------------

Cash flows from financing activities:
   Proceeds from sales of preferred and common stock,
      exercise of wrrants and options                                   55,229,083              3,001        78,401,765
   Costs incurred in connection with issuance of common stock                                               (2,325,050)
   Purchase of treasury stock.............................                                                      (8,341)
   Proceeds from bridge loans.............................                                                    3,141,045
   Repayment of bridge loans..............................              (2,000,000)                         (2,500,000)
   Issuance of convertible demand notes payable...........                                                      600,000
   Return of capital......................................                                                     (14,240)
                                                                  ----------------        ------------    -------------
     Net cash provided by financing activities............              53,229,083              3,001        77,295,179
                                                                        ----------        ------------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......               (654, 910)          (490,020)        1,564,060
Cash and cash equivalents at beginning of period..........               2,218,970          2,054,506
                                                                       -----------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................              $1,564,060       $  1,564,486       $ 1,540,060

                                                                        ==========       =============      ===========

                                        5

                          VIMRx PHARMACEUTICALS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                 (unaudited)

Financial Statement Presentation

The unaudited consolidated financial statements of VIMRx Pharmaceuticals Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)   Principle of Consolidation

The consolidated financial statements include the accounts of VIMRx Pharmaceuticals Inc., VIMRx Holdings, Ltd. (formerly VPI Holdings, Ltd.), and its wholly-owned subsidiaries, VPI (U.K.) Limited, V.P.I. GmbH and Ribonetics GmbH. In consolidation, all significant inter-company transactions and balances have been eliminated.

(3)   Cash Flows and Supplemental Cash Flow Disclosures

For purposes of the statements of cash flows, the Company considers investments with original maturities of up to 90 days to be cash equivalents.

(4)   Royalty Expense

Royalty expense represents the annual $100,000 minimum royalty payment under the Company's license agreement with New York University Medical Center and the Weizmann Institute of Science in Israel.

(5)   Termination of Agreement

On January 26, 1996, the Company terminated a research and development agreement with Ribonetics GmbH under which it was obligated to issue 500,000 shares of common stock each year for three years if the research and development agreement remained in force. The reversal of the accrual of that obligation resulted in a credit to operating costs during the nine months ended September 30,1996.

   (6)   Acquisition of Ribonetics

         On May 23, 1996, the Company acquired all of the issued and outstanding capital stock of Ribonetics GmbH ("Ribonetics") for $1,500,000 in cash and warrants to purchase 365,000 shares of the Company's Common Stock at an exercise price of $.01 per share. The seller also received a ten percent equity interest in VIMRx Holdings, Ltd.

         The acquisition was accounted for as a purchase. Substantially all of the selling price ($3,062,200) was allocated to purchased research and development costs and charged to operations.

   (7)   Investment in Epoch Pharmaceuticals, Inc.

         Subsequent to September 30, 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals Inc. ("Epoch"),warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expire on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to the Company's subsidiary, Ribonetics GmbH.

   (8)   Reclassification

         Certain balances at December 31, 1995 have been reclassified to conform with current presentation.

VIMRx PHARMACEUTICALS INC.

Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

      The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995. The Company is in the development stage and has had no operating revenues since its organization in December 1986. This discussion and analysis contains forward-looking statements within the meaning of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are not historical facts, and involve risks and uncertainties that could cause actual results to differ from those expected and projected.

Three Months Ended September 30, 1996 and 1995

      Operating expenses for the three months ended September 30, 1996 increased by 23%, or $313,000, from the same period in 1995, due to a 39%, or $219,000, increase in general and administrative expenses, a $163,000 upward adjustment to the purchased research and development charge which resulted from the acquisition of Ribonetics GmbH on May 23, 1996, offset by a 9%, or $69,000, decrease in research and development expenses.

      The $219,000 increase in general and administrative expenses resulted primarily from (1) a $73,000 increase in expenses related to shareholder relations and stock transfers, (2) a $65,000 increase in consulting fees, (3) a $57,000 increase in salaries and benefits, and (4) $33,000 in expenses related to relocating the Company's executive offices to Wilmington, Delaware, offset by a $9,000 reduction in other expenses.

      The $69,000  decrease in research and development  expenses  resulted from
(1) a $452,000 increase in expenses related to the Company's European operations, and (2) $90,000 of costs related to the Phase I/II clinical trials of VIMRxyn, offset by a $551,000 reduction in costs related to the research and development agreement with Ribonetics and a $60,000 decrease in miscellaneous other expenses.

      The foregoing, together with a $703,000 increase in interest income resulting primarily from increased funds available for investment (see Liquidity and Capital Resources) and a $47,000 increase in other income resulted in a 33% , or $438,000, decrease in the net loss for the three-month period.


Nine  Months Ended September 30, 1996 and 1995

      Operating expenses for the nine months ended September 30, 1996 increased by 92%, or $3,509,000, from the comparable period in 1995, due to a $3,105,000 purchased research and development charge and a $1,109,000 (62%) increase in general and administrative expenses, offset by a $464,000 termination of agreement credit and a $240,000 (13%) decrease in research and development expenses.

      The $3,105,000 purchased research and development charge resulted from the acquisition of Ribonetics GmbH on May 23, 1996. See Note 6 of Notes to Consolidated Financial Statements.

      The $1,109,000 increase in general and administrative expenses resulted primarily from (1) $304,000 in fees and expenses related to the $2,000,000 bridge loan obtained by the Company in December 1995, which were expensed upon repayment of the loan in June 1996, (2) a $197,000 increase in costs related to directors, (3) a $153,000 increase in legal fees related to patents and general corporate matters, (4) $153,000 in increased expenses relating to shareholder relations (resulting principally from the hiring of a public relations firm) and increased transfer agent expenses (resulting principally from the redemption of the Company's Redeemable Class A Warrants and Redeemable Class B Warrants), (5) a $125,000 increase in recruiting expenses as a result of recruiting the Chief Executive Officer and two senior management personnel, (6) a $73,000 increase in travel expenses, and (7) a $104,000 net increase in miscellaneous expenses

      The $464,000 termination of agreement credit resulted from the termination of the research and development agreement with Ribonetics GmbH in January 1996. See Note 5 of Notes to Consolidated Financial Statements.

      The $240,000  decrease in research and development  expenses resulted from
(1) a $678,000 increase in expenses related to the Company's operations in the United Kingdom and Germany, (2) a $49,000 increase in travel expenses related to research and development activities, and (3) a $65,000 increase in miscellaneous research and development expenses, offset by (4) a $858,000 decrease in costs related to the research and development agreement with Ribonetics GmbH, (5) an $80,000 decrease in drug production expenses, and (6) a $94,000 decrease in consulting fees.

      Interest income increased by $684,000 in the first nine months of 1996 from the comparable period in 1995 due to an increase in funds available for investment of approxi mately $50,000,000 (see Liquidity and Capital Resources). Interest expense of $319,000 for the nine-month period of 1996 related to the December 1996 $2,000,000 bridge loan repaid in June 1996.

      The foregoing resulted in an 84%, or $3,096,000, increase in the net loss for the nine months ended September 30, 1996.

Liquidity and Capital Resources

      The Company is in the development stage, has realized no operating revenues, and has financed its operations through the sale of its securities and from the exercise of options and warrants.

      Between April 9, 1996 (the announcement date of the call for redemption of the Company's Redeemable Class A Warrants) and June 14, 1996 (the redemption date of the Company's Redeemable Class B Warrants), the Company received approximately $18.0 million and $30.7 million, respectively, from the exercise of its Redeemable Class A Warrants and Redeemable Class B Warrants.

      On June 21, 1996, the Company received $4,199,987 in proceeds from consummation of a private placement financing.

      On June 28, 1996, the Company repaid the principal and interest on the $2,000,000 principal amount senior bridge notes issued by the Company in December 1995.

      As a result of the foregoing events, at September 30, 1996, the Company had $50,052,000 in cash and securities held for sale, a $47,833,000 increase from December 31, 1995.

      The Company has entered into various agreements with institutions and individuals for research, toxicity studies and clinical trials, and is required to make minimum payments under such agreements of approximately $100,000 during the remainder of 1996. The Company anticipates entering into additional agreements.

      The Company intends to continue to operate research facilities in the United Kingdom and Germany to develop the catalytic oligonucleotide (RILON) technology. In addition, the Company intends to enter into agreements to perform clinical trials for hypericin. The Company may also acquire and fund new technology.

      In October 1996, the Company purchased for $800,000 common stock and warrants of Epoch Pharmaceuticals, Inc. (see Note 7 to Financial Statement).

      The Company does not anticipate the receipt of significant operating revenues in the foreseeable future and believes it has adequate funds to enable it to operate at its present level of activity for at least twelve months.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not Applicable.

Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

      Between January and September 1996, human clinical trials were conducted in Thailand by a Dutch company retained by the Company under a protocol submitted to the U.S. Food and Drug Administration (the "FDA") under the Company's existing investigational new drug application to identify a potentially efficacious lower dose of VIMRxyn (the Company's principal product, comprised of chemically synthesized hypericin), with minimal skin photosensitivity, as a treatment for AIDS. Under the trial, VIMRxyn was administered once daily for 28 days to 12 HIV-infected patients at a dosage level of 0.05 mg/kg. Such dosage was well-tolerated by the patients and did not result in untoward toxicity or skin photosensitivity and, based on the measurement criteria used, produced evidence of anti-HIV activity in 10 out of 12 patients. The Company intends to utilize the safety and dosage data obtained from such trials to assist in the design of a protocol for a Phase II human clinical trail to test the efficacy of VIMRxyn as a treatment for AIDS. Combination therapy, which utilities a multiple drug regimen, has become the standard for AIDS treatment and the Phase II trial, anticipated to commence in mid-1997, will test VIMRxyn in combination with other drug products and will involve longer dosing regimens.

      On October 1, 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 shares of Epoch's common stock at $3.00 per share, which warrants expire on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to the Company's subsidiary, Ribonetics GmbH. Epoch (OTC Bulletin Board: EPPH) is engaged in developing novel drugs consisting of oligonucleotides (short synthetic pieces of DNA or RNA) with DNA modifying small chemicals attached to them.

      On November 6, 1996, the Company filed with the Securities and Exchange Commission a Registration Statement on Form S-8 registering under the Securities Act of 1933, as amended, 2,323,900 shares of the Company's Common Stock, consisting of (i) 2,149,400 shares issuable upon exercise of stock options granted or to be granted under the Company's Amended and Restated 1990 Incentive and Non-Incentive Stock Option Plan (the "1990 Plan"), and (ii) 162,000 shares being reoffered by two former directors and/or officers of the Company (who acquired such shares upon exercise of stock options under the 1990 Plan).

Item 6.  Exhibits and Reports on Form 8-K.

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:November 13, 1996

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

Dated:November 13, 1996

                       VIMRx PHARMACEUTICALS INC.
                         a Delaware Corporation
                              (Registrant)


                        By:
                            Richard L. Dunning
                            President and
                            Chief Executive Officer


                        By:
                            Franci M. O'Connells
                            Chief Financial Officer