Form 10-Q/A
period 1996-09-30
VIMRX PHARMACEUTICALS INC
filed 1996-11-21
CIK 864009

--------------------------------------------

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

                                CONSOLIDATED BALANCE SHEETS



                                                        September 30,      December 31,
                                                                          September 30,
                                                           1996              1995
                                                     ---------------- -----------
ASSETS                                                    (unaudited)

Current assets
    Cash and cash equivalents                             $ 1,564,060       $ 2,218,970
    Securities held for sales                              48,487,845               -0-
    Deferred finance cost                                         -0-           310,000
    Other current assets                                      31,030               96,115
                                                      ---------------         -----------

        Total current assets                              $50,082,935         2,625,085

Equipment                                                     661,964           107,942
Notes receivable                                                  -0-           225,000
        Total assets                                    $ 50,744,899        $ 2,958,027
                                                        =============       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable and accrued liabilities                $ 206,377         $ 431,491
     Notes payable                                                -0-         1,802,048
                                                         ------------         ---------
         Total current liabilities                            206,377         2,233,539
     Other liabilities                                        17,920            464,000
                                                            ---------        ----------
Total liabilities                                             224,297         2,697,539
                                                             --------         ---------

Shareholders' equity
    Common stock, $.001 par value,
         51,430,437 and 19,894,576 shares outstanding
         on September 30, 1996 and December 31, 1995,
31September 30, 1995,\
         respectively                                          51,431            19,895
    Additional paid-in capital                             80,404,207        23,244,460
    Deficit accumulated during the development stage     (29,292,523)      (22,510,867)
    Unearned compensation                                   (744,449)         (493,000)
    Unearned gain from investment                            101,936                -0-
         Total shareholders' equity                       50,520,602           260,488
                                                      ---------------     ------------

         Total liabilities and shareholders' equity   $   50,744,899       $ 2,958,027
                                                      ===============      ===========




                        VIMRx PHARMACEUTICALS INC. AND SUBSIDIARIES
                             (a development stage enterprise)

                           CONSOLIDATED STATEMENTS OF OPERATIONS                                        (unaudited)

                                                  Three Months                      Nine Months           December 30, 1986
                                               Ended September 30,             Ended September 30,       (Inception)
                                               1996          1995            1996      1995           to September 30, 1996
                                               ----          -----          -----     ------         ---------------------
Operating expenses:
Research and development..................   $ 717,408     $ 786,486     $1,693,569  $ 1,934,057     $  14,682,886
Purchased research and development See Note 6 .162,989             -              -    3,104,955         3,104,955
    Royalty expense - See Note 4..........           -             -        100,000      100,000           300,000
Termination of agreement - See Note 5                -             -       (464,000)          -          (464,000)
General and administrative................     782,144       562,878      2,906,058    1,797,543        12,461,994
                                               -------       --------    -----------   ----------      -----------
       Total operating expenses...........   1,662,541     1,349,364      7,340,582    3,831,600        30,085,835
                                             ----------    ----------     ----------   ----------       ----------

Other (income) expenses:
   Interest (income)......................    (736,010)      (32,605)      (831,184)    (146,780)      (1,990,405)
   Interest expense.......................           -             -        318,619            -          401,884
   Provision for losses (recovery) on notes
        receivables.......................           -             -              -            -          135,010
   Investment in and advances to research and
        development entities charged to expense      -             -              -            -          700,000
    Other - net ..........................     (46,693)          593        (46,361)         765          (39,801)
                                               --------   -----------     ------------     -------     ----------
       Total other (income) expenses          (782,703)      (32,012)    (558,926)       146,015)      (793,312)
                                              ---------      --------    ---------      ---------      ---------

NET LOSS..................................   $ 879,838   $ 1,317,352     $ 6,781,656   $3,685,585     $29,292,523
                                             =========   ============    ===========   ==========     ===========

NET LOSS PER SHARE........................        $0.02       $ 0.07          $ 0.19      $ 0.19
                                                  -----       -------         ------      ------

Weighted average number of shares of
        common stock outstanding..........  51,334,833    19,744,185      35,149,061  19,743,118
                                            -----------   -----------     ==========  ----------

                                                 3



                      VIMRx PHARMACEUTICALS INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (unaudited)
                                                                                                    December 30, 1986
                                                              Nine Months Ended September 30,          (Inception)
                                                                  1996                 1995     to September 30, 1996
                                                                 -----               ------     ---------------------
Cash flows from operating activities:
Net (loss).............................................   $ (6,781,656)        $ (3,685,585)      $ (29,292,523)
Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
   Depreciation and amortization........................        31,206               16,591             130,662
   Amortization of debt cost. . . . . . . . . . .. . ..        310,000              310,000
   Interest expense settled through issuance of stock.....                                               72,260
   Accretion of compensatory option. . . . . . . . . . .       148,551              246,551
   Amortization of debt discount. . . . . . . . . . . .        197,952              200,000
   Termination of agreement. . . . . . . . . . . . .          (464,000)                   -
   Consulting fees settled through issuance of stock......                                               75,000
   Research & Development fees to be settled through the
     issuance of stock . . . . . . . . . . .                                        212,500
   Provision for (recovery of) losses on notes receivable.                                              135,010
   Investment in and advances to research and development
     entities charged to expense                                                                        700,000
   Loss from disposal of equipment........................                                                8,202
   Warrants issued & other non-cash consideration for
     purchase research & development. . .                     1,562,200                               1,562,200
   Changes in operating assets and liabilities:
     (Increase) decrease in prepayments under research
          contracts                                                                   47,334
     (Increase) in organization costs.....................                                               (3,463)
     (Increase) decrease in other current assets..........       65,085              125,691            (31,030)
     Increase in accounts payable and accrued liabilities.       17,806              240,978            399,296
                                                            -----------         ------------            -------
     Net cash (used in) operating activities..............   (4,912,856)          (3,042,491)       (25,487,835)
     -                                                       -----------       -------------        -----------

Cash flows from investing activities:
   Net sales (purchases) of short-term investments........  (48,385,909)           2,590,268         (48,385,909)
   Purchases of equipment.................................     (585,228)             (40,798)           (823,915)
   Proceeds from sale of equipment........................                                                26,550
   Loans to DNA Pharmaceuticals, Inc......................                                              (295,800)
   Repayment of DNA Pharmaceuticals, Inc. loans...........                                               160,790
   Loans to Ribonetics GmbH. . ...........................                                              (600,000)
   Investments in & loan to CambES Ltd. . .     ..........                                              (325,000)
                                                            -----------        -------------       -------------
     Net cash provided by (used in) investing activities..  (48,971,137)           2,549,470         (50,243,284)
                                                            -----------            ---------        ------------
Cash flows from financing activities:
   Proceeds from sales of preferred and common stock,
     exercise of wrrants and options                         55,229,083                3,001          78,401,765
   Costs incurred in connection with issuance of common
     stock                                                                        (2,325,050)
   Purchase of treasury stock.............................                                               (8,341)
   Proceeds from bridge loans.............................                                            3,141,045
   Repayment of bridge loans..............................   (2,000,000)                             (2,500,000)
   Issuance of convertible demand notes payable...........                                              600,000
   Return of capital......................................                                              (14,240)
                                                             ----------        -------------       -------------
     Net cash provided by financing activities.........      53,229,083                3,001          77,295,179
                                                             ----------        -------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......     (654,910)            (490,020)          1,564,060
Cash and cash equivalents at beginning of period..........    2,218,970            2,054,506
                                                            -----------        -------------         -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................   $1,564,060         $  1,564,486         $ 1,540,060
                                                             ==========         ============         ===========

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:November 21, 1996

                    VIMRx PHARMACEUTICALS INC.
                      a Delaware Corporation
                           (Registrant)


                        By:  __/S/ RICHARD L. DUNNING
                            Richard L. Dunning
                            President and
                            Chief Executive Officer


                        By:  __/S/  FRANCIS  M. O'CONNELL
                            Francis M. O'Connell
                            Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:November 21, 1996

                    VIMRx PHARMACEUTICALS INC.
                      a Delaware Corporation
                           (Registrant)


                        By:
                            Richard L. Dunning
                            President and
                            Chief Executive Officer


                        By:
                            Francis M. O'Connell
                            Chief Financial Officer