Form 10-K
VIMRX PHARMACEUTICALS INC
filed 1997-03-31
CIK 864009

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                           Commission File No. 0-19153

                           VIMRx PHARMACEUTICALS INC.
             (Exact name of Registrant as specified in its charter)

                               Delaware 06-1192468
                (State or other jurisdiction of (I.R.S. Employer
               incorporation or organization) Identification No.)

                2751 Centerville Road, Wilmington, Delaware 19808
               (Address of principal executive offices) (Zip Code)

                  Registrant's       telephone number, including area code:

                                 (302) 998-1734

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $ 143,019,702 on March 17, 1997 based on the closing sale price of the Common Stock on such date.

         The aggregate number of outstanding shares of Common Stock, $.001 par value, of Registrant was 54,429,937 on March 17, 1997.

                      Documents incorporated by reference:

                                      None

                                     PART I

Item 1.   Business.


General


         VIMRx Pharmaceuticals Inc. ("VIMRx" or the "Company") is a development stage company focused on identifying, evaluating, acquiring and commercializing scientific technologies to be developed by the Company in partnership with others. The Company is engaged in developing therapeutic and related products from synthetic hypericin principally for the treatment of viral and retroviral diseases. The Company also owns approximately 68% of the capital stock of Innovir Laboratories, Inc. (Nasdaq: INVR) ("Innovir") which, together with its subsidiaries, is engaged in the research and development of Oligozymes, a new class of biopharmaceutical agents for the treatment of a wide array of human diseases. In order to diversify its potential product line and complement the Company's recent acquisition of a controlling interest in Innovir, the Company has entered into a research agreement with Columbia University, and continues to seek emerging innovative technologies to diversify its portfolio of potential products.


Hypericin

         General

         The Company's principal product, VIMRxyn(R), is comprised of chemically synthesized hypericin and, in laboratory tests, has inhibited the infection of normal cells by targeted viruses. Hypericin is an aromatic polycyclic dione found in the stem and petals of the common Saint John's wort, a plant which has been used as a folk remedy since the Middle Ages. Hypericin plant extracts continue to be used as lay treatments for various disorders. The Company is investigating utilizing VIMRxyn as a treatment for viral and retroviral diseases, including the human immune deficiency virus ("HIV"), which is the retrovirus responsible for Acquired Immune Deficiency Syndrome ("AIDS"), and also is investigating utilizing VIMRxyn as a treatment for hepatitis C, as a therapeutic for brain cancer (glioma), and as a means of inactivating HIV and other lipid-enveloped viruses in blood collected for transfusions. The Company has a worldwide exclusive license to commercialize and exploit synthetic hypericin compounds for enumerated purposes acquired from New York University and Yeda Research and Development Co., Ltd., an Israeli corporation engaged in the commercial exploitation of scientific developments by scientists at a Weizmann Institute of Science in Israel (New York University and YEDA, collectively, the "Hypericin Licensors").

         HIV/AIDS Research

         The Company has not established the efficacy of VIMRxyn in human clinical trials for the treatment of AIDS. In 1994, the Company completed data analysis of Phase I/Phase II human clinical trials sponsored by the National Institutes of Health to determine the maximum tolerated dose and any side effects of VIMRxyn as a treatment for AIDS. From the data collected, the results showed a favorable pharmacological profile with no major organ or hematological toxicity, and with skin photosensitivity as the primary dose-limiting side effect. All of the patients enrolled in the trials experienced varying levels of skin photosensitivity and several experienced non-life threatening acute skin photosensitivity which required medical treatment.

         Between January and September 1996, human clinical trials were conducted in Thailand by a Dutch company retained by the Company under a protocol submitted to the U.S. Food and Drug Administration (the "FDA") under the Company's existing investigational new drug application to identify a potentially efficacious lower dose of VIMRxyn, having minimal skin photosensitivity, as a treatment for AIDS. The dosage administered was well-tolerated by the patients and did not result in untoward toxicity or skin photosensitivity and, based on the measurement criteria used, produced evidence of anti-HIV activity. The Company is currently conducting in vitro interaction studies to determine how VIMRxyn may be used in combination with other anti-retroviral agents.

         HIV Inactivation Blood Studies

         In 1996,  VIMRx  continued  to explore  the  anti-viral  properties  of
VIMRxyn with respect to whole red blood cells in blood collected for transfusions. The Company's studies are being conducted under the direction of Alfred M. Prince, M.D., of the New York Blood Center. Studies conducted by Dr. Prince in 1996 have indicated that VIMRxyn combined with fluorescent light can inactivate the HIV virus in packed red blood cells. The Company is developing protocols for additional studies to determine the safety, cellular integrity and efficacy of HIV virus in activation in treated whole red blood cells.

         Hepatitis C Virus

         The hepatitis C virus ("HCV") is a blood-borne pathogen infecting approximately 200,000 people in the United States each year, with approximately seventy to ninety percent of such infected persons (140,000 to 180,000 persons) becoming chronic carriers of the virus. Chronic carriers of HCV are at high risk of developing cirrhosis and liver cancer later in life. The Center for Disease Control estimates that two and one-half to five million Americans are chronic carriers, and there are an estimated 400 million persons worldwide who are chronic carriers, most of whom are located in the Far East. Despite recent advances in blood screening techniques, it is estimated that one in 3,000 transfusions in the United States transmits HCV.

         Studies funded by the Company in the laboratories of Dr. Alfred M. Prince at the New York Blood Center and Dr. Edward Dubovi at the Diagnostic Laboratory of the New York State College of Veterinary Medicine at Cornell University in Ithaca, New York have indicated that VIMRxyn may be effective in inactivating HCV. The studies were conducted on bovine viral diarrhea virus ("BVDV") as a surrogate for HCV, as BVDV can be quantified in cell cultures while HCV can only be assayed in animal studies using chimpanzees. In their studies, Dr. Prince and Dr. Dubovi subjected BVDV, in the presence of packed human red blood cells, to varying concentrations of VIMRxyn and different periods of exposure to light, and found that VIMRxyn inactivated BVDV in doses of only 1ug/ml during ten minutes of exposure to light. Such results indicate that VIMRxyn may be effective in inactivating HCV.

         In January 1997, the Company commenced a Phase I/Phase II clinical trial to determine the antiviral effectiveness of VIMRxyn in reducing the amount of HCV in the blood of patients suffering from infectious chronic hepatitis C. The trial is being conducted at the Bronx VA Hospital in New York under the direction of Dr. Jeffrey Jacobson, Associate Professor of Infectious Diseases at Mt. Sinai School of Medicine.

         Cancer/Malignant Brain Gliomas

         Research groups worldwide are studying hypericin for a variety of medical uses. One such effort, that of William T. Couldwell, M.D., Ph.D. in the Division of Neurological Surgery at the University of North Dakota, School of Medicine, demonstrated that hypericin effectively inhibits the growth of human brain cancer cells (malignant gliomas). The data suggest that in the presence of hypericin, glioma cell death is due to apoptosis, a process by which normal cells die, but which is missing in cancer cells. Hypericin appears to limit the uninhibited growth of cancer cells by restoring the natural mechanism of cell death.

         In October 1996, the Company commenced a Phase I/Phase II clinical trial at the North Dakota School of Medicine, under the direction of Dr. Couldwell, to determine whether VIMRxyn has antiglioma properties in patients with malignant brain gliomas.

         The Company also has initiated pre-clinical laboratories studies to evaluate the effectiveness of VIMRxyn against a variety of human cancer cell lines, including non-Hodgkins B-cell lymphoma, endometrial carcinoma and cutaneous T-cell lymphoma. In some of these studies, the Company is examining the potential use of VIMRxyn as a light-activated topically applied treatment for dermatological diseases caused by viruses and cancers.

         Relationship with Hypericin Licensors

         Pursuant to an agreement dated June 1, 1988, as amended (the "License Agreement"), between the Company and the Hypericin Licensors, the Hypericin Licensors granted the Company a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retroviruses, as a therapeutic or preventative for viral or retroviral diseases, and for anti-glioma (brain tumor) indications.

         Pursuant to the License Agreement, the Company is required to make royalty and related payments to the Hypericin Licensors as follows: (i) 7% of net sales of licensed products by VIMRx and/or its affiliates, (ii) 4.4% of net sales of licensed products by sublicensees of VIMRx, (iii) 40% of down payments and research and development payments received by VIMRx from sublicensees with respect to the licensed products, and (iv) 12% of all consideration received by VIMRx as an investment, loan or capital contribution from an entity selling licensed products (to be offset against 50% of any royalties payable under (i) and (ii) above); 50% of the cumulative patent expenses incurred by VIMRx will offset up to 50% of the foregoing royalty payments. Minimum annual royalty payments of $100,000 are required to be made by the Company to the Hypericin Licensors under the License Agreement.

         The Hypericin Licensors have made no representation or warranty, express or implied, with respect to the research results or the efficacy or possible commercial success of synthetic hypericin compounds.

         The Company is required to indemnify the Hypericin Licensors for all liability resulting from commercialization of the licensed products to be secured, prior to the marketing of any licensed product, by $5,000,000 of product liability insurance coverage with the Hypericin Licensors named as additional insureds, or by an indemnity from an entity satisfactory to the Hypericin Licensors. Under the Agreement, any improvements, new inventions, developments or discoveries by VIMRx, its employees, affiliates or consultants with respect to the technology covered by the license is the property of the Hypericin Licensors. The exclusive license is subject to cancellation in the event VIMRx fails to comply with its terms and conditions, including payment of the royalties and other amounts due thereunder.

Oligozymes; Affiliation with Innovir

         General

         In December 1996, the Company acquired an approximate 68% ownership interest in Innovir, a biotechnology company engaged in the research and development of a new class of biopharmaceutical therapeutic agents, collectively termed "Oligozymes" by Innovir, for the treatment of a wide array of human diseases. An Oligozyme is a chemically modified oligomer, not composed of RNA, that participates in an essential manner in the sequence-specific, catalytic cleavage of a targeted RNA molecule. The management of the Company and Innovir believe that therapeutic agents based upon Innovir's proprietary core technologies have the potential to be cost-effective and highly specific therapeutics for designated disease targets and that these technologies can also be used to fill a growing need in the pharmaceutical industry for better methods to identify and validate targets for drug discovery. VIMRx's management also believes that its collaboration with Columbia University may provide synergistic opportunities for the Oligozyme technology owned by Innovir. See "Research Agreement with Columbia University."

         EGS Oligozymes

         One of Innovir's two core technologies, its External Guide Sequence ("EGS") Oligozyme technology, directs a naturally occurring cellular ribozyme (RNase P) to disease-causing RNA so that the RNase P will cleave the disease-causing RNA and render it inactive. An EGS Oligozyme is a small, chemically-modified oligonucleotide segment that binds to a disease-causing RNA to create a structure resembling a type of RNA which is cleaved by RNase P, which thereby destroys the disease-causing RNA molecules before they create disease-causing proteins. Innovir's EGS Oligozyme technology is based upon Nobel Prize-winning research by Sidney Altman, Ph.D., Sterling Professor of Biology at Yale University, a consultant to and member of the Science Advisory Board of Innovir, and Innovir has an exclusive worldwide license from Yale University for the commercial application of such technology. Innovir is investigating the use of EGS Oligozymes as a therapeutic to combat target viral and other diseases, and currently is focussing on hepatitis B, hepatitis C, cancer, psoriasis and bacterial infections caused by drug-resistant microorganisms.

         RILON Oligozymes

         Innovir's second core technology is its RILON(TM) Oligozyme technology, which was acquired by Innovir as a result of its acquisition of VIMRx Holdings, Ltd. ("Holdings") from the Company in December 1996. See "Item 13 Certain Relationships and Related Transactions." RILON Oligozymes are composed of certain types of chemically modified oligoribonucleotides, and are proprietary to Innovir through Holdings' worldwide exclusive license from the European Molecular Biology Laboratory and certain patents held by Innovir. RILON Oligozymes consist of two classes: Type 1 RILON Oligozymes cut specific targeted RNA molecules in a manner intrinsic to the RILON Oligozyme. Type 2 RILON Oligozymes, which are shorter in length than Type 1 RILON Oligozymes and are patented by Innovir's subsidiary, VIMRx Holdings, Ltd., participate with the substrate of the targeted RNA molecule to form a structure that results in the sequence-specific catalytic cleavage of the target RNA molecule. Innovir is evaluating the potential use of RILON Oligozymes to combat viral and other diseases, including cancer, central nervous system diseases and psoriasis.

         Drug Target Identification and Validation

         Innovir also is investigating the use of its Oligozyme technologies to identify and validate disease targets for new drugs. Oligozymes can be used in drug target identification and validation as substitutes for the difficult-to-find selective inhibitors which otherwise are required in the drug target identification and validation process. Such substitution is possible because Oligozymes mimic the effect of select inhibitors at an earlier stage of the disease-causing process than inhibitors. While inhibitors inhibit the production of disease-causing proteins, Oligozymes inhibit the production of the disease-causing messenger RNA molecules that produce such disease-causing proteins and, in both cases, the pharmacological effect is the same.

                              ---------------------

         Management of the Company and Innovir do not anticipate that any of Innovir's proposed products will be available for commercial sale for several years, if at all. Innovir's current capital is insufficient to enable Innovir to complete the development of any of its products.


Research Agreement with Columbia University

         In March 1997, VIMRx entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University ("Columbia"), whereby VIMRx, through a newly established subsidiary, VIMRx Genomics, Inc., ("Genomics"), 90%-owned by the Company and 10%-owned by Columbia, will provide $30 million in funding to the Columbia Genome Center established by Columbia, with $4.7 million to be paid during the first year in quarterly installments. In exchange, Genomics will receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention research information and biological materials developed by the Columbia Genome Center and funded under the agreement. Following an initial five-year term, the agreement automatically will renew for successive two-year terms and, in the absence of an agreement to the contrary, the amount of funding will be increased at a rate of 9% for every additional year. The agreement is terminable by either Columbia or Genomics during the initial five-year term upon six months notice, but in no event earlier than September 7, 1999. Under the agreement, VIMRx agreed to issue 200,000 shares of Common Stock to Columbia, and granted Columbia "piggyback" registration rights with respect thereto during the period April 1, 1997 to April 1, 1999.

         The Columbia Genome Center (the "Center") is devoted to mapping, sequencing, gene discovery and technology development on the genomes of human and selected model organisms. The Center evolved from the work of a group at Columbia under the joint direction of Drs. I.S. Edelman and A. Efstratiadis over the last five years. This group has advanced the technology used in fine mapping of human chromosomes, generated a detailed cosmid-based map of human chromosome 13, fabricated highly representative normalized human cDNA libraries and contributed significantly to gene discovery, e.g., the Cu-transport protein of Wilson's Disease. The Center is building on this base to develop a comprehensive genome center operating at the forefront of this field. Integrated genomic mapping and sequencing is used to facilitate gene discovery and gene therapy strategies in collaboration with laboratories throughout the University.

         Investigators at the Center have been involved in localizing and identifying novel human genes associated with genetically based diseases, including cancer, late-onset Alzheimer's Disease, epilepsy, manic-depressive disorder and glaucoma. VIMRx's management believes the collaboration with Columbia may also provide synergistic opportunities for the Oligozyme technology owned by Innovir. As the Center provides access to proprietary gene sequences implicated in disease processes, the Oligozyme technology may aid in understanding the function of such genes and potentially lead to the development of new diagnostic and therapeutic compounds. See "--Oligozymes - General."

         To enhance the commercial potential of the collaboration, VIMRx intends to seek technology partnerships with pharmaceutical and/or diagnostic companies and to solicit equity investments in Genomics from potential technology partners and other investors.

         Eric A. Rose, M.D. and Michael Weiner, M.D., directors of the Company, have affiliations with Columbia. See "Item 13 -Certain Relationships and Related Transactions."

Patents and Licenses

         The Company has been granted an exclusive license for the worldwide rights to synthetic hypericin compounds for viral, retroviral and other applications by the Hypericin Licensors which have been issued five U.S. patents for anti-viral and anti-retroviral applications and manufacturing processes and have filed patent applications for U.S. and foreign patents relating to the synthesis and therapeutic uses of synthetic hypericin compounds. In addition, the Company has acquired a worldwide exclusive license for rights to commercialize and exploit synthetic catalytic oligonucleotide compounds for pharmaceutical and diagnostic products. There can be no assurance that such patents, or pending patents if issued, will provide adequate protection to the Company. Infringement claims may be asserted against the Company and/or the respective licensors (with respect to which the Company has agreed to indemnify the Hypericin Licensors ) which, if affirmed, might require the Company to acquire licenses from others.

         The Company also has an exclusive license to develop, manufacture, use, sell or market products resulting from any invention or research product developed by the Columbia Genome Center under its research agreement. See "Item 1 - Business - Research Agreement with Columbia University."

         Innovir has an exclusive license from Yale University for the worldwide rights to 22 U.S. patents and patent applications for therapeutic uses of Oligozymes, oligonucleotide delivery, and diagnostic applications of ribozymes. Corresponding foreign applications are pending or issued.

         The Company is aware of patents in the United States and Europe held by an unaffiliated third party relating to catalytic ribonucleic compounds which may be infringed by certain synthetic catalytic oligonucleotide compounds licensed to VIMRx Holdings, Ltd., in which event a license from such third party would be required. There can be no assurance that VIMRx Holdings, Ltd. would be able to attain such license on reasonable terms, or at all.

Manufacturing

         VIMRx has no manufacturing capability and has contracted with outside suppliers to develop, produce, and package therapeutic formulations of a synthesized form of hypericin for the human clinical trials. The synthesis process has been developed at The Weizmann Institute of Science in Israel, using a natural product available from a limited number of specialty chemical suppliers as the precursor. Only limited quantities of synthetic hypericin have been manufactured and the production process must be further developed and refined for commercial quantities to be produced, as to the success of which there can be no assurance.

         Innovir manufactures EGS Oligozymes and RILON Oligozymes for use in its test tube, cell culture, animal testing and target validation programs, and is exploring other sources of supply.

Government Regulation

         The manufacture and marketing of therapeutic products is subject to extensive regulation by the FDA, as well as by state and foreign authorities. Prior to the release of VIMRxyn for marketing as a therapeutic product or agent, its tolerance, safety and efficacy as a treatment must be established in human clinical trials and approval of a new drug application ("NDA") obtained. Although the Company-sponsored Thailand trials did not result in untoward toxicity or skin photosensitivity and, based on the measurement criteria used, produced evidence of anti-HIV activity in 10 out of 12 patients, there can be no assurance that the FDA will accept the clinical results therefrom. Among other additional regulatory requirements, it is possible that additional toxicology studies will need to be performed in the United States, and Phase III clinical trials, which are both costly and time-consuming, will need to be undertaken to obtain an NDA. Prior to its commercialization as a means of inactivating HIV and other lipid-enveloped viruses in blood collected for transfusions, a product license application ("PLA") or an NDA must be obtained. These are long-term and costly processes as to the successful completion of which there can be no assurance.

         In addition to regulations enforced by the FDA, the Company's proposed products also may be subject to regulation under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act, the Resource Conservation and Recovery Act and other present and potential future, state or local regulations. Outside the United States, the Company also is subject to foreign regulatory requirements governing human clinical trials and marketing approval for drugs. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary widely from country to country.

         Innovir's development, manufacture and sale of therapeutics similarly is subject to regulation by a variety of governmental authorities.


Competition

         The biomedical industry is highly competitive. Competition in the field in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. Current and future treatments for AIDS, and the use of combination therapy in connection therewith, may render the Company's synthetic hypericia program for treating AIDS obsolete or non-competitive. In addition, forms of hypericin extracted from plants are being used as lay treatments for a variety of disorders, including AIDS. The Company is similarly subject to substantial competition from pharmaceutical, chemical and biotechnology firms in the attempt to develop a means of inactivating blood and other lipid-enveloped viruses in blood collected for transfusions, and in seeking to develop treatments for hepatitis C and therapeutics for brain cancer (glioma).

         Innovir  is  likewise   subject  to  substantial   competition  in  the
development and marketing of its Oligozyme technologies.


Employees

         At March 1, 1997, the Company had nine full-time employees in the United States consisting of its five executive officers, one financial analyst and three administrative assistants. At December 31, 1996, the Company believes that its relations with its employees is satisfactory.

         Innovir has 27 full-time U.S. employees and 23 full-time non-U.S. employees.

Consultants

         The Company is dependent on third parties for significant aspects of its research and development operations. Research with respect to potential therapeutic applications for hypericin and certain analogues thereof is being performed by New York University Medical Center and the Weizmann Institute of Science in Israel (the "Research Institutions") under the supervision of four principal researchers who, together with other scientists at the Research Institutions, are also consultants to the Company. Consultants have also been retained to assist in supervising the IND regulatory process, monitoring the human clinical trials and establishing the toxicology tests for hypericin. The Company also retains financial consultants. The Company's Medical Director, responsible for developing clinical protocols and monitoring the performance of these protocols, was also a consultant to the Company through February 28, 1995.

         The Company's consultants are employed by and/or have consulting agreements with entities other than the Company, some of which may conflict or compete with the Company, and are expected to devote only a minor portion of their time to the affairs of the Company. Regulations or policies now in effect or adopted in the future by their respective employers may limit the ability of such persons to consult with the Company. The loss of the services of certain of such persons may adversely affect the Company.

         In August 1995, the Company entered into a financial consulting arrangement with Lindsay A. Rosenwald, M.D. (who was elected a director of the Company in June 1996) in consideration for the grant of an option to purchase 2,000,000 shares of Common Stock at approximately $.53 per share commencing August 7, 1996 (one year from the date of grant) and expiring August 7, 1998, and in November 1995, entered into consulting arrangements with Donald G. Drapkin and Eric A. Rose, M.D., directors of the Company, pursuant to which each was granted options to purchase 650,000 shares of Common Stock at approximately $.94 per share, exercisable cumulatively at the rate of 25% of the number of underlying shares per year commencing one year from the date of grant. See "Item 13 - Certain Relationships and Related Transactions."


Item 2.   Properties.

         The Company occupies 5,266 square feet of office space at 2751 Centerville Road, Suite 210, Wilmington, Delaware under a lease at a monthly rent of $9,009. The lease expires on August 31, 1999, with an option to renew for five years.

         Innovir sublets approximately 8,500 square feet of space in New York City for its laboratory and executive offices, approximately 5,000 square feet of space in Cambridge, England, approximately 2,500 square feet of space in Gottingen, Germany and approximately 4,000 square feet of space in Rosdorf, Germany.


Item 3.   Legal Proceedings.

         None.


Item 4. Submission of Matters to a Vote of Security Holders.

         None.

                                                       PART II

Item 5.   Market for Registrant's Securities and Related Stockholder Matters.


         The Company's Common Stock is traded in the over-the-counter market on The Nasdaq Stock Market's National Market System under the symbol VMRX. The following table sets forth for the Company's Common Stock the high and low closing sales prices for each calendar quarter from January 1, 1995 through March 17, 1997. Prior to December 31, 1996, the Company's Common Stock traded on The Nasdaq Stock Market's Small-Cap Market.

                                           High                      Low
1995
First Quarter................              25/32                     3/8
Second Quarter...............               5/8                     13/32
Third Quarter................             1 5/16                    7/16
Fourth Quarter...............             1 3/16                    25/32

1996
First Quarter................             3 1/32                    1 1/8
Second Quarter...............              6 1/4                   2 25/32
Third Quarter................             4 15/16                     3
Fourth Quarter...............             3 13/16                  2 9/32

1997
First Quarter (through
  March 17, 1997)............             3 1/2                    2 15/32


         On March 17, 1997, there were approximately 14,000 holders of the Company's Common Stock, including beneficial owners of shares registered in nominee or street name.

         The Company is in the development stage, has not paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         On May 23, 1996, the Company issued to Dr. Herbert Stadler warrants to purchase 365,000 shares of the Company's Common Stock at an exercise price of $.01 per share, as part of the consideration paid by VPI Holdings, Ltd. (then a subsidiary of the Company but subsequently sold to Innovir Laboratories, Inc.) to Dr. Stadler for acquiring all of the issued and outstanding capital stock of Ribonetics GmbH. Dr. Stadler was also paid $1,500,000 in cash in such transaction.

         On June 21, 1996, the Company completed a private placement pursuant to a subscription agreement dated March 21, 1996, to a group of investors, of 2,799,991 shares of Common Stock and 1,399,993 Common Stock Subscription
Warrants, for an aggregate purchase price of $4,199,987. Each Common Stock Subscription Warrant is exercisable through June 20, 2006 to purchase one share of Common Stock at an exercise price of $1.50 per share. Pursuant to the subscription agreement, the private placement investors agreed not to transfer their shares of Common Stock or warrants prior to June 21, 1997, and the Company agreed to register the shares of Common Stock and warrants for public sale under the Securities Act of 1933 subsequest thereto. Concurrently with the closing of the private placement, 1,000,000 warrants issued in conjunction with the Company's December 1995 bridge loan financing automatically were converted into 1,000,000 Common Stock Subscription Warrants.

         On December 23, 1996, the Company issued an aggregate of 3,000,000 shares of Common Stock to The Aries Fund, a Cayman Island trust (the "Aries Trust"), and The Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Limited Partnership" and, together with the Aries Trust, the "Aries Funds"), as part of the consideration for 9.5 million shares of the Common Stock of Innovir Laboratories, Inc. See "Item 13 Certain Relationships and Related Transactions."

         The foregoing transactions of the Company were exempt from registration under the Securities Act of 1933, as amended, under Sections 4(2), 2(3) and 3(a)(9) thereunder, and all stock and warrant certificates issued in connection therewith were legended to reflect their restricted status.

Item 6.   Selected Financial Data.

         The following selected financial data have been derived from the Company's audited financial statements. The Statements of Operations Data relating to the fiscal years 1994, 1995 and 1996 and for the period from inception through December 31, 1996 and the Balance Sheets Data at December 31, 1995 and 1996 should be read in conjunction with the Company's audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.


Statements of Operations Data:


                                                                                December 30, 1986
                                                    Year Ended December 31,       (Inception) to
                                           1996          1995             1994   December 31, 1996
                                           ----          ----             ----

Operating expenses:
    Research and development..          $2,950,000      $2,840,000    $1,463,000  $15,939,000
    Purchased research and
      development.............          14,484,000          -            -         14,484,000
       General and administrative        4,300,000       2,272,000     1,646,000   13,782,000
                                        ----------    ------------    ----------   ----------
                                        21,734,000       5,112,000     3,109,000   44,205,000
                                        ----------      ----------    ----------   ----------

Other (income) expense:
    Royalty payments..........           100,000           100,000       100,000      300,000
    Interest (income).........        (1,792,000)         (160,000)     (189,000)  (2,951,000)
    Interest expense..........           329,000             2,000                    413,000
    Provision for losses (recovery)
      on notes receivable.....               -               -            -           135,000
    Minority interest in consolidated
       subsidiary...................    (116,000)            -            -          (116,000)
    Investment in and advances to
      research and development
      entities charged to expense            -             185,000       515,000      700,000
    Other - net....................     (395,000)            1,000        74,000     (315,000)
                                    ------------      -------------   ----------     ---------
                                      (1,874,000)          128,000       500,000   (1,834,000)
                                   -------------      -------------   ----------   -----------

Net loss.....................        $19,860,000        $5,240,000    $3,609,000   $42,371,000
                                     ===========      ============  ============   ===========

Net loss per share............         $.50              $.27           $.19
                                       ====              ====           ====

Weighted average number of
    shares of Common Stock
    outstanding...............     39,398,644           19,747,595    19,066,754
                                 ============           ==========   ===========

Balance Sheets Data:
                                                    December 31,
                                   --------------------------------------------
                                    1996            1995           1994
                                    ----            ----           ----

    Working capital...........  $ 44,848,000     $ 391,000     $ 4,742,000
    Total assets..............    51,692,000     2,958,000       5,249,000
    Total liabilities.........     3,101,000     2,698,000         116,000
    Minority interest in
        subsidiary............    2,381,000
    Deficit accumulated during
       development stage......   (42,371,000)   (22,511,000)    (17,271,000)
    Stockholders' equity......    46,210,000        260,000       5,134,000

         Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Years Ended December 31, 1996 and 1995

         Total operating expenses increased by 325% ($16,622,000) due principally to a $14,484,000 purchased research and development charge, an 89% ($2,028,000) increase in general and administrative expenses and an 4% ($110,000) increase in research and development expenses.

         The $14,484,000 purchased research and development charge consists of $3.5 million from the acquisition of Ribonetics GmbH in May 1996 and $10.9 million net of a gain of $2,889,000 on the sale of VIMRx Holdings, Ltd. ("VHL") from the acquisition of an approximate 68% interest in Innovir in December 1996, in connection with the acquisition of a controlling interest in Innovir. These charges to the statement of operations reflect the value placed on the on-going research and development of the Oligozyme technologies. Approximately $13.5 million of this expense is non-cash incurred through the issuance of 3,000,000 shares of Common Stock and warrants to purchase 365,000 shares of Common Stock.

         General and administrative expenses increased 89% ($2,028,000) principally due to approximately $1 million non-recurring costs principally related to employees, recruiting, and bridge loan finance costs and approximately $1 million increases in recurring expenses for public and stockholder relations, consulting fees and costs related to VHL's European operations and Innovir.

         Research and development expenses increased 4% ($110,000) principally due to an increase in salaries and expenses related to VHL's European operations and $350,000 write-down on Epoch Investment, offset by a $464,000 termination of agreement credit resulted from the termination of the Company's research and development with Ribonetics in 1996.

         Interest income increased $1.6 million in 1996 as compared to 1995 due to an increase in funds available for investments (see Liquidity and Capital Resources) and a higher effective interest rate. Interest expense of $327,000 related principally to the December 1995 bridge loan which was repaid in June 1996.

         Other income increased $396,000 due to capital gains on short-term investments.

         The foregoing resulted in a 279% ($14,620,000) increase in the net loss for the year ending December 31, 1996.


Years Ended December 31, 1995 and 1994

         Total operating expenses increased by 64% ($2,003,000) due to a 94% increase in research and development expenses, and a 38% increase in general and administrative expenses.

         Research and development expenses increased 94% ($1,377,000) due to (1) $1,053,000 paid to Ribonetics in 1995 under the Ribonetics research and development agreement, (2) a $464,000 expense for the accrual of common stock due to Ribonetics under the Ribonetics research and development agreement (this accrual was reversed in the first quarter of 1996 when the agreement was terminated), (3) a $317,000 increase in research and development administrative salaries, (4) a $76,000 increase in consulting and other expenses related to research in the United Kingdom, partially offset by (5) $125,000, $213,000 and $126,000 decreases in expenses related to CambES Ltd., drug production support and drug production development, respectively, and (6) a $69,000 decrease in miscellaneous research and development expenses.

         General and administrative expenses increased 38% ($626,000) due to (1) a $449,000 increase in legal fees for the acquisition of intellectual property from Ribonetics, (2) a $37,000 increase in rent expense as a result of the Company's lease in the third quarter of 1994 of new space for its executive offices and new space for the newly formed U.K. subsidiary company and (3) a $90,000 increase in legal fees for patents, partially offset by (4) $24,000 net decreases in recruiting, relocating, consulting and other expenses.

         Other (income) expense decreased by $372,000 principally due to a decrease in investments in and advances for research and development entities charged to expense.

         The foregoing resulted in a 45% ($1,631,000) increase in the net loss for the year ended December 31, 1995.


Liquidity and Capital Resources

         The Company is in the development stage, has realized no operating revenues and has financed its operations through the sale of its securities.

         The Company had $46,911,000 in cash, cash equivalents and marketable securities held for sale at December 31, 1996, as compared to $2,219,000 at December 31, 1995 and working capital of $44,848,000 at December 31, 1996, as compared to $391,000 at December 31, 1995. The increase in cash and working capital position results from the net proceeds upon exercise of the Company's Redeemable Class A and Class B Warrants and a private placement financing offset, in part, by funds used in the operations of the Company.

         On April 9, 1996, the Company exercised its right to redeem all outstanding Redeemable Class Warrants (the "Class A Warrants") on May 10, 1996 (the "Redemption Date"). Between January 1, 1996 and the Redemption Date, approximately 13,900,000 Class A Warrants were exercised resulting in the issue of one share of Common Stock and one Redeemable Class B Warrant (the "Class B Warrant") resulting in net proceeds of approximately $20.1 million.


         On April 25, 1996, the Company exercised its rights to redeem all outstanding Redeemable Class B Warrants on June 13, 1996, (the "B Class Redemption Date"). Between January 1, 1996 and the B Class Redemption Date, approximately 14,200,000 Class B Warrants were exercised, resulting in the issuance of one share of Common Stock for $2.25. The exercise of Class B Warrants yielded net proceeds of approximately $30.7 million.


         On June 21, 1996, the Company completed a private placement pursuant to a subscription agreement dated March 21, 1996, to a group of investors, of 2,799,991 shares of Common Stock and 1,399,993 Common Stock Subscription Warrants, for an aggregate purchase price of approximately $4,199,987. Each
Common Stock Subscription Warrant is exercisable through June 20, 2006 to purchase one share of Common Stock at an exercise price of $1.50 per share. Pursuant to the subscription agreement, the private placement investors agreed not to transfer their shares of Common Stock or warrants prior to June 21, 1997, and the Company agreed to register the shares of Common Stock and warrants for public sale under the Securities Act of 1933 subsequent thereto. Concurrently with the closing of the private placement, 1,000,000 warrants issued in conjunction with the Company's December 1995 bridge loan financing automatically were converted into 1,000,000 Common Stock Subscription Warrants.

         The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash, cash equivalents and marketable securities held for sale, is sufficient to fund its operations for over two years, assuming no capital infusions or revenues are received (it is management's belief, however, that such capital infusions and revenues will occur). Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.




Item 8.   Financial Statements and Supplementary Data.

         See Index to Financial Statements on page F-1.

         No financial statement schedules are required because they are not applicable or the information is disclosed in the financial statements or related notes.

         Item 302 - Supplementary Financial Information of Regulation S-K is not applicable.

         Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

         The directors and executive officers of VIMRx are as follows:


 Name                                 Age                       Position
 Richard L. Dunning                   51      President and Chief Executive
                                              Officer
 Francis M. O'Connell                 51      Vice President, Finance and Chief
                                              Financial Officer
 David A. Jackson, Ph.D.              54      Executive Vice President and Chief
                                              Scientific Officer
 Alfonso J. Tobia, Ph.D.              54      Vice President, Research and
                                              Development
 Donald G. Drapkin                    48      Director (1)
 Laurence D. Fink                     48      Director (2)
 Jerome Groopman, M.D.                44      Director
 Linda G. Robinson                    43      Director (2)
 Eric A. Rose, M.D.                   45      Director (1)
 Lindsay A. Rosenwald, M.D.           41      Director (1)
 Michael Weiner, M.D.                 50      Director (2)

---------------------------
(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.


         RICHARD L. DUNNING has been President and Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company since 1991.

         FRANCIS M. O'CONNELL, CPA, has served as Chief Financial Officer of the Company since February 1995. Prior to joining the Company, Mr. O'Connell was Director of Litigation Support in the New York office of J.H. Cohn & Company, a C.P.A. firm, from June 1994 to February 1995, and was Vice-President of Hickok Associates Inc., a financial consulting company, from March 1992 to June 1994, and for 17 years prior thereto, was a partner with KPMG Peat Marwick (formerly KMG Main Hurdman).

         DAVID A. JACKSON, Ph.D., has served as Executive Vice President and Chief Scientific Officer of VIMRx Pharmaceuticals Inc. since September 1996. Prior to joining VIMRx, Dr. Jackson was with DuPont Merck Pharmaceutical Company since 1991, most recently serving as Senior Director, Cancer, Virology and Molecular Biology Research.

         ALFONSO J. TOBIA, Ph.D. was elected an executive officer of the Company in March 1995, having joined the Company as Vice President, Research and Development in June 1994. Prior to joining VIMRx, Dr. Tobia served as Vice President of Scientific Affairs at Great Valley Pharmaceuticals, a biopharmaceutical company, from April 1993 to June 1994. From 1990 to 1991, Dr. Tobia served as Senior Director of R.W. Johnson Pharmaceutical Research Institute; from 1985 to 1990, as Director of Pharmacology at Johnson & Johnson's Ortho Pharmaceutical Corporation; and from 1974 to 1977 as Senior Scientist at SmithKline Laboratories.

         DONALD G. DRAPKIN was elected a director of the Company on November 17, 1995. Since March 1987, Mr. Drapkin has served as Vice Chairman and a director of MacAndrews & Forbes Holdings Inc., and was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York City for more than five years prior thereto. Mr. Drapkin also serves as a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934:
The Coleman Company, Inc., Coleman Holdings Inc., Coleman Worldwide Corporation, Marvel Entertainment Group, Inc., Marvel Holdings Inc., Marvel (Parent) Holdings Inc., Marvel III Holdings Inc., Revlon Consumer Products Corporation, Revlon Worldwide Corporation and Toy Biz, Inc.

         LAURENCE D. FINK was elected a director of the Company in June 1996. Mr. Fink has been Chairman and Chief Executive Officer and Director of BlackRock Financial Management (investment advisor) since 1988. Mr. Fink is a director of the closed end funds for which BlackRock serves as investment advisor.

         JEROME GROOPMAN, M.D. was elected a director of the Company in June 1996. Dr. Groopman has been a professor of Medicine at Harvard Medical School since 1993. Dr. Groopman has been an attending physician and member of the executive committee of New England Deaconess Hospital since 1989. Dr. Groopman is director of the following corporations which file reports pursuant to the Exchange Act: Advance Tissues Sciences.

         LINDA G. ROBINSON was elected a director of the Company in June 1996. Ms. Robinson has been Chairman, Chief Executive Officer and Partner of Robinson Lerer Sawyer Miller (strategic communications) for more than the past five years. Ms. Robinson is a director of the following corporation which files reports pursuant to the Exchange Act: Laboratory Corporation of America Holdings.

         ERIC A. ROSE, M.D. was elected a director of the Company in November 1995. Dr. Rose is Surgeon-In-Chief at Columbia Presbyterian Medical Center in New York, a position he has held since August 1994, has served as Chairman of the Department of Surgery at the College of Physicians and Surgeons of Columbia University since 1994 and as Director of the Division of Cardiothoracic Surgery of the Department since 1990. Dr. Rose is a past president of the International Society for Heart and Lung Transplantation.

     LINDSAY A. ROSENWALD, M.D. was elected a director of the Company in June 1996. Dr. Rosenwald has been the Chairman and Chief Executive Officer of Paramount Capital, Incorporated (investment bank) since 1992. Dr. Rosenwald is also chairman of Paramount Capital Investments, LLC, Paramount Capital Asset Mgt., Inc. and The Castle Group. Dr. Rosenwald serves as a director of the following corporations which file reports pursuant to the Exchange Act: Ansan, Inc., Amgen, Inc., Atlantic Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Interneuron Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., Titan Pharmaceuticals, Inc. and Xenometrix, Inc.

         MICHAEL WEINER, M.D. was elected a director of the Company in June 1996. Dr. Weiner has been the Hellinger Professor of Clinical Pediatrics at Columbia University College of Physicians and Surgeons since January 1996 and has been an attending pediatrician at Columbia Presbyterian Medical Center since January 1996. Dr. Weiner has served as Associate Director of Pediatrics Hematology/Oncology and Associate Attending Physician of Hackensack Medical Center and an Associate Attending Pediatrician UMDNJ Division of Pediatric Hematology/Oncology, since 1987.
                          ----------------------------

         All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in Company equity securities with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, Eric Rose, M.D., a director of the Company, filed his Form 5 reporting the exercise of warrants approximately one month late; the Company believes that the Reporting Persons otherwise timely complied with all applicable Section 16 filing requirements.


Item 11.   Executive Compensation.

Summary Compensation

         The following table sets forth a summary of the compensation for the year ended December 31, 1996 earned by the Company's Principal Executive Officer and be each other executive officer whose compensation exceeded $100,000 during 1996:

                                             SUMMARY COMPENSATION TABLE

                                                                                Long-Term
                                                   Annual Compensation         Compensation
                                                -------------------------        Awards
Name and Principal Position              Year      Salary        Bonus           Options            Compensation

Richard L. Dunning                       1996     $133,833      $40,000           800,000 (1)        $4,500 (2)
    President and Chief                  1995        --           --                --                   --
    Executive Officer                    1994        --           --                --                   --

Francis M. O'Connell                     1996     $123,800      $35,000             --                   --
    Vice President, Finance and          1995     $ 96,125        --              100,000 (3)            --
    Chief Financial Officer              1994        --           --                --                   --

Alfonso J. Tobia, Ph.D.                  1996     $147,272      $50,000
    Senior Vice President                1995     $130,000      $12,500             --                   --
                                         1994      $59,696        --              150,000 (4)        $25,000 (5)

--------------------

(1) Number of shares of Common Stock purchasable. See Option Grant Table below for exercise price and vesting terms.

(2)       Reimbursement of personal medical and health care insurance.

(3)       Number of shares of Common Stock purchasable at $.44 per share.

(4)       Number of shares of Common Stock purchasable at $.69 per share.

(5)       Consists of a one-time relocation fee.


Option Grant Table

         The following table sets forth certain information concerning options granted in 1996 to the individuals named in the Summary Compensation Table:

                                INDIVIDUAL GRANTS

                                                            % of Total
                               Number of Securities       Options Granted to          Exercise
                                Underlying Options        Employees in Fiscal        Price Per      Expiration Date
           Name                      Granted                     Year                  Share

Richard L. Dunning                  800,000(1)                   54.4                   $2.56            4/2/01

--------------------------
(1) Granted pursuant to Mr. Dunning'sagreement. See "Employment Arrangements" below.

Option Exercises and Value Table

         The following table sets forth certain information concerning options exercised during 1996, and the number of unexercised options as at December 31, 1996 held, by the individuals named in the Summary Compensation Table:

                                   OPTION EXERCISE AND VALUES AT DECEMBER 31, 1996

                                                        Number of Unexercised
                                                             Options at             Value of Unexercised
                              Shares                      December 31, 1996         In-the-Money Options
                             Acquired On      Value        Exercisable(E)/                    at
       Name                   Exercise      Realized       Unexercisable(U)          December 31, 1996(1)
       ----                   --------      --------       ---------------           --------------------
Richard L. Dunning...........                                800,000(U)                     $650,000
Francis M. O'Connell.........                                 25,000(E)                      $73,438
                                                              75,000(U)                     $220,313
Alfonso J. Tobia, Ph.D.                                       75,000(E)                     $201,375
                                                              75,000(U)                     $201,375

(1) Based upon the $3 7/16 closing sale price of the Common Stock on The Nasdaq Stock Market on December 31, 1996.


Employment Arrangements

         In October 1996, the Company entered into a restated employment agreement with Richard L. Dunning, effective March 27, 1996, pursuant to which Mr. Dunning serves as President and Chief Executive Officer of the Company. The agreement provides for a base annual salary of $200,000, which may be increased at the discretion of the Board of Directors or the Compensation Committee, and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Mr. Dunning's base compensation. Mr. Dunning is entitled to four weeks' vacation and to participate in the Company's medical, dental, life and long-term disability insurance and other benefit programs. Pursuant to the agreement, Mr. Dunning was granted stock options to purchase an aggregate of 800,000 shares of Common Stock at an exercise price of $2.56 per share, exercisable cumulatively at the rate of 25% per annum commencing March 28, 1997 (one year from the date of grant). Mr. Dunning's employment may be terminated by the Company for cause, or without cause upon 60 days' notice by either the Company or Mr. Dunning. In the event Mr. Dunning's employment is terminated by the Company without cause, or in the event Mr. Dunning terminates his employment following certain actions by the Company (including a material reduction in Mr. Dunning's duties or a relocation of the Company's principal executive offices), Mr. Dunning is entitled to a severance payment equal to six months' of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Mr. Dunning for the Company's benefit. Mr. Dunning received a $40,000 signing bonus upon execution of the agreement.

         In August 1996, the Company entered into an employment agreement with David A. Jackson, Ph.D., pursuant to which Dr. Jackson serves as Vice President
- Research and Development and Chief Scientific Officer of the Company. The agreement provides for a base annual salary of $175,000, which may be increased at the discretion of the Board of Directors or the Compensation Committee, and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Dr. Jackson's base compensation. Dr. Jackson is entitled to four weeks' vacation and to participate in the Company's medical, dental, life and long-term disability insurance and other benefit programs. Pursuant to the agreement, Dr. Jackson was granted stock options to purchase an aggregate of 500,000 shares of Common Stock at an exercise price of $3.3125 per share, exercisable cumulatively at the rate of 25% per annum commencing August 26, 1997 (one year from the date of grant). Dr. Jackson's employment may be terminated by the Company for cause, or without cause upon 60 days' notice by either the Company or Dr. Jackson. In the event Dr. Jackson's employment is terminated by the Company without cause, or in the event Dr. Jackson terminates his employment following certain actions by the Company (including a material reduction in Dr. Jackson's duties or a relocation of the Company's principal executive offices), Dr. Jackson is entitled to a severance payment equal to twelve months' of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Dr. Jackson for the Company's benefit. Dr. Jackson received a $40,000 signing bonus upon execution of the agreement.

         In June 1994, the Company entered into an employment agreement with Alfonso J. Tobia, Senior Vice President of the Company, effective July 1, 1994, providing for a base annual salary of $125,000, to be increased to $150,000 upon the redemption by the Company of its outstanding Class A Warrants, and eligibility for a discretionary bonus up to $25,000. The agreement provides that Dr. Tobia is eligible to receive options to purchase 150,000 shares of Common Stock (which were granted on August 24, 1994), and is eligible to participate in the Company's benefit programs, which currently include a medical program, dental/vision insurance and group life insurance.

--------------------------------------------------------------------------------

(1)   Item 12.   Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth as of January 31, 1997 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of such Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table in "Item 11. Executive Compensation," and (iv) all directors and executive officers as a group, together with their respective percentage ownership of such shares:

                                                                 Shares                Percent
                        Name                               Beneficially Owned        Outstanding


Richard L. Dunning.................................                   203,595(1)          *
Francis M. O'Connell...............................                    50,000(2)          *
Alfonso, J. Tobia, Ph.D. ..........................                    75,000(2)          *
Donald G. Drapkin .................................                462,500(3)(4)          *
Laurence D. Fink ..................................                450,000(3)(5)          *
Jerome Groopman, M.D. .............................                    50,000(3)          *
Linda G. Robinson .................................                   183,333(3)          *
Eric A. Rose, M.D. ................................                   584,900(6)          *
Lindsay A. Rosenwald, M.D. ........................              6,014,999(3)(7)        10.7%
Michael Weiner, M.D. ..............................                    62,410(3)          *
Paramount Capital Asset
  Management, Inc..................................                 4,049,999(8)        7.4%
  787 Seventh Avenue
  New York, New York 10019
Mellon Bank Corporation............................                 2,865,000(9)
  One Mellon Bank Center
  Pittsburgh, Pennsylvania 15258
All directors and executive
  officers as a group (11) persons) ...............                8,136,737(10)        14.3%

--------------------
*  ......Less than one percent.

(1) Consists of currently exercisable options to purchase 200,000 shares owned by Mr. Dunning, 2,095 shares owned by a daughter of Mr. Dunning, and 500 shares owned by each of Mr. Dunning's spouse, son and another daughter, respectively. Mr. Dunning disclaims beneficial ownership of the shares held by his spouse, son and daughters.

(2)      Consists of currently exercisable options.

(3) Includes 100,000 shares for Mr. Drapkin and 50,000 shares for each of Mr. Fink, Dr. Groopman, Ms. Robinson, Dr. Rosenwald and Dr. Weiner of restricted stock which vests at the rate of 25% per year commencing June 20, 1997, provided the respective individual continues to serve as a director of the Company, and subject to a non-lapsing right of first refusal by the Company.

(4)      Includes currently exercisable options to purchase 262,500 shares.

(5) Includes 66,666 shares owned by a family trust for the benefit of Mr. Fink's children. Mr. Fink disclaims beneficial ownership of the shares held by the family trust.

(6)      Includes currently exercisable options to purchase 262,500 shares.

(7) Includes currently exercisable options to purchase 1,915,000 shares owned by Dr. Rosenwald, and the 4,049,999 shares beneficially owned by Paramount Capital Asset Management, Inc. ("PCAM") (see note (8) below). Dr. Rosenwald serves as President and is sole shareholder of PCAM. Dr. Rosenwald disclaims beneficial ownership of the shares beneficially owned by PCAM except to the extent of his pecuniary interest, if any.

(8) Information is from a Schedule 13D dated December 23, 1996 filed by PCAM which is the investment manager of The Aries Fund, a Cayman Islands Trust, (the "Aries Trust") and the general partner of Aries Domestic Fund, L.P. (the "Aries Limited Partnership"), and reports shared voting and dispositive power of 5,964,999 shares and 2,750,000 shares, respectively, by the Aries Trust and the Aries Limited Partnership.

(9) Information is from a Schedule 13G dated January 24, 1997, filed by Mellon Bank Corporation, which reflects sole voting power with respect to 2,865,000 shares and sole dispositive power with respect to 2,750,000 shares.

(10)     See notes (1) - (7).


Item 13.   Certain Relationships and Related Transactions.

         In August 1995, the Company entered into a consulting agreement with Lindsay A. Rosenwald, M.D., who was elected a director of the Company in June 1996, pursuant to which Dr. Rosenwald has agreed to act as a financial consultant to the Company pursuant to the terms thereof and the Company granted Dr. Rosenwald an option to purchase 2,000,000 shares of Common Stock at $.53125 per share (the closing bid price of the Common Stock on The Nasdaq Stock Market on the date preceding the date of grant), exercisable through August 6, 1998. In June 1996, Dr. Rosenwald transferred 85,000 of the underlying option shares to other persons.

         In November 1995, the Company  entered into an arrangement  with Donald
G. Drapkin, a director of the Company, pursuant to which Mr. Drapkin agreed to make available to the Company his business and financial acumen for a five-year period, and the Company granted Mr. Drapkin an option to purchase 650,000 shares at $.9375 per share (the closing bid price of the Common Stock on The Nasdaq Small Cap Market on the date preceding the date of grant), exercisable at the rate of 25% of the aggregate number of underlying shares per annum commencing one year from the date of grant. Concurrently, the Company entered into a five-year consulting arrangement with Eric A. Rose, M.D., a director of the Company, pursuant to which Dr. Rose agreed to provide scientific consulting services to the Company, and the Company granted Dr. Rose an option to purchase 650,000 shares at $.9375 per share, exercisable at the rate of 25% of the aggregate number of underlying shares per annum commencing one year from the date of grant.

         On June 21, 1996, the Company completed a private placement pursuant to a subscription agreement dated March 21, 1996 to a group of investors (see "Item
5. - Market for Registrant's Securities and Related Stockholder Matters - Recent Sales of Unregistered Securities"), including the following directors or persons or entities affiliated with such directors: (i) Laurence D. Fink, a director of the Company, purchased 266,667 shares of Common Stock and 133,333 Common Stock Purchase Warrants for $400,000, and a family trust of Mr. Fink purchased 66,666 shares of Common Stock and 33,333 Common Stock Purchase Warrants for $100,000;
(ii) Linda G. Robinson, a director of the Company, purchased 133,333 shares of Common Stock and 66,666 Common Stock Subscription Warrants for $200,000; and
(iii) The Aries Trust Fund, a Cayman Island trust (the "Aries Trust"), and The Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Limited Partnership" and, together with the Aries Trust, the "Aries Funds"), , in the manner described below, purchased an aggregate of 666,666 shares of Common Stock and 333,333 Common Stock Subscription Warrants for an aggregate of $1,000,000. Lindsay A. Rosenwald, M.D., a director of the Company, serves as President and is the sole shareholder of the investment manager of the Aries Trust, and serves as President and is the sole shareholder of the general partner of the Aries Limited Partnership. Jerome Groopman, M.D., a director of the Company, , is a member of the Scientific Advisory Board of the Aries Funds.

         On December 23, 1996, the Company acquired an approximate 68% ownership interest in Innovir pursuant to an agreement dated November 21, 1996, as amended, among the Company and the Aries Funds and an agreement dated November 21, 1996 between the Company and Innovir. Pursuant to the agreements, as amended
(i) the Aries Funds, which owned 4 million shares of Innovir's common stock prior to the transaction, exercised warrants and unit purchase options to purchase an additional 6 million shares, thereby providing $3 million in cash to Innovir and resulting in the Aries Funds owning 10 million shares of Innovir's common stock; (ii) the Company acquired 9.5 million shares of Innovir's common stock from the Aries Funds for $3,000,000 in cash and 3,000,000 newly issued shares of the Company's Common Stock, and (iii) the Company exchanged all of the capital stock of its wholly-owned subsidiary, VIMRx Holdings Ltd., a Delaware corporation ("VHL") (to which, prior to closing, the Company had made a capital contribution of $4,000,000), for 8.7 million shares of Innovir's convertible preferred stock (convertible into 8.7 million shares of Innovir's common stock), plus five-year warrants to purchase an additional 2 million shares of Innovir's common stock (1 million shares at an exercise price of $1.00 per share and 1 million shares at an exercise price of $2.00 per share). The Company has agreed to file a registration statement (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") for the public resale of the 3,000,000 shares of Common Stock issued to the Aries Funds, to use its best efforts to cause the Registration Statement to be declared effective by the

        Commission under the Securities Act as soon as practicable and to use its best efforts to keep the Registration Statement effective until the earlier of the date such shares shall have been disposed of or the date on which all of such shares are eligible for sale pursuant to Rule 144 under the Securities Act. The acquisition of the 9.5 million shares of Innovir stock from the Aries Funds was negotiated at arms' length with the Aries Funds and an opinion was issued by an independent investment banking firm that the transaction was fair from a financial point of view to the Company and its public shareholders. Drs.
Rosenwald and Groupman did not participate in the meeting of the Board of Directors in which the acquisition was approved.

         On March 7, 1997, the Company entered into a research agreement with Columbia University ("Columbia") whereby the Company, through a newly established subsidiary, VIMRx Genomics, Inc. ("Genomics"), 90%-owned by the Company and 10%-owned by Columbia University, will provide $30 million in funding to the Columbia Genome Center established by Columbia, with $4.7 million to be paid during the first year in quarterly installments. In exchange, Genomics will receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention or research product developed by the Columbia Genome Center and funded under the agreement. Following an initial five-year term, the agreement automatically will renew for successive two-year terms and, in the absence of an agreement to the contrary, the amount of funding will be increased at a rate of 9% for every additional year. Under the agreement, the Company agreed to issue Columbia a one-time payment of 200,000 shares of Common Stock, and granted Columbia "piggyback" registration rights with respect to such shares during the period April 1, 1997 to April 1, 1999. See "Item 1 - Business - Research Agreement with Columbia University." Eric A. Rose, M.D., a director of the Company, is a Surgeon-In-Chief at Columbia
Presbyterian Medical Center in New York, an affiliate of Columbia, and has served as Chairman of the Department of Surgery at the College of Physicians and Surgeons of Columbia since 1994 and as a Director of the Division of Cardiothoracic Surgery of the Department since 1990. Michael Weiner, M.D., a director of the Company, is the Hellinger Professor of Clinical Pediatrics at Columbia's College of Physicians and Surgeons, Director of Pediatric Oncology, and is an attending physician at Columbia Presbyterian Medical Center.

         The Company believes that the consulting arrangements with Dr. Rosenwald, Mr. Drapkin and Dr. Rose are on terms no less favorable than could have been negotiated with unrelated third parties of similar expertise, and the research agreement with Columbia was negotiated on an arm's length basis.








PART IV
Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      Lists.

         1.  See Index to Financial Statements on page F-1.

         2.  See Item 8 regarding financial statement schedules.

         3.  Exhibits.

        Exhibit
        Number       Description

        2.2a Copy of Agreement dated November 21, 1996 (the "Aries Agreement") by and among the Company and The Aries Domestic Fund, L.P. (1)
        2.2b Copy of Amendment to the Aries Agreement dated December 23, 1996 by and among the Company and the Aries Fund and The Aries Domestic Fund, L.P. (1)
        2.3 Copy of Agreement dated November 21, 1996 by and between the Registrant and Innovir Laboratories, Inc. (1)
        4.4 Copy of Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company.
        10.3 Copy of the Company's Amended and Restated 1990 Incentive and Non-Incentive Stock Option Plan, as amended through February 22, 1997.*
        10.9 Copy of Employment letter agreement dated June 21, 1994 between the Company and Alfonso J. Tobia.* (2)
        10.11        Copy of the Company's 1995 Outside  Directors  Stock Option
                     Plan.*(3)
        10.12        Copy of letter  agreement  dated  August 7, 1995  between
                     the Company and Lindsay A. Rosenwald, M.D. (3)
        10.13        Copy of Stock Option Agreement dated August 7, 1995 between
                     Registrant and Lindsay A. Rosenwald, M.D. (3)
        10.14 Copy of Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose,M.D.
                     (3)
        10.15 Copy of Stock Option Agreement dated November 17, 1995 between the Company and Donald G. Drapkin. (3)
        10.16 Copy of the Company's 1996 Non-Employee Director Restricted Stock Award Plan.* (3)
        10.17 Copy of Registration Rights Agreement dated December 23, 1996, between Registrant and The Aries Fund and The Aries Domestic Fund, L.P. (1)
        10.18 Copy of Research Agreement dated as of March 7, 1997 among the Company, The Trustees of Columbia University in the City of New York and VIMRx Genomics, Inc. (4)
        10.19 Copy of the Company's 1997 Incentive and Non-Incentive Stock Option Plan, together with forms of stock option agreements.*
        10.20 Copy of Employment Agreement date October 30, 1996 between the Company and Richard L. Dunning.*
        10.21 Copy of Employment Agreement dated August 26, 1996 between the Company and David A. Jackson, Ph.D.*

        21           List of Subsidiaries.
        23           Consent of Richard A. Eisner & Company, LLP.

----------
*        Denotes  management   contract  or  compensatory  plan  or  arrangement
         required to be filed as an exhibit to this Annual Report on Form 10-K.




--------------------------------------------------------------------------------

(1) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 3, 1997 and incorporated herein by reference thereto.

(2) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-19153) and incorporated herein by reference.

(3) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-19153) and incorporated herein by reference thereto.

(4) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed March 21, 1997 and incorporated herein by reference thereto.

(b)      Reports on Form 8-K.

         None.

>




                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                          INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE
                                                                  NUMBER


REPORT OF INDEPENDENT AUDITORS                                     F-2


CONSOLIDATED BALANCE SHEETS AS AT DECEMBER 31,
1996 AND DECEMBER 31, 1995                                         F-3


CONSOLIDATED STATEMENTS OF OPERATIONS FOR
EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
DECEMBER 31, 1996 AND FOR THE PERIOD
FROM DECEMBER 30, 1986 (INCEPTION) TO
DECEMBER 31, 1996                                                  F-4


CONSOLIDATED STATEMENTS OF CHANGES IN
SHAREHOLDERS' EQUITY FOR EACH OF THE YEARS
IN THE TEN-YEAR PERIOD FROM DECEMBER 30, 1986
(INCEPTION) TO DECEMBER 31, 1996                                   F-5


CONSOLIDATED STATEMENTS OF CASH FLOWS FOR
EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED
DECEMBER 31, 1996 AND FOR THE PERIOD
FROM DECEMBER 30, 1986 (INCEPTION)
TO DECEMBER 31, 1996                                               F-8


NOTES TO FINANCIAL STATEMENTS                                      F-9

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Stockholders
VIMRx Pharmaceuticals Inc.
Wilmington, Delaware


     We have audited the accompanying consolidated balance sheets of VIMRx Pharmaceuticals Inc. and subsidiaries (a development stage enterprise) as at December 31, 1996 and December 31, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and the amounts for such years included in the period December 30, 1986 (inception) to December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of VIMRx Pharmaceuticals Inc. and subsidiaries at December 31, 1996 and December 31, 1995, and the consolidated results of their operations and their consolidated cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
March 14, 1997

                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                           CONSOLIDATED BALANCE SHEETS

                                                         December 31,
                                                     1996                1995
                ASSETS

Current assets:

     Cash and cash equivalents                 $   8,611,000        $  2,219,000
     Short-term investments                       38,300,000
     Deferred finance costs                                              310,000
     Other current assets                            348,000              96,000
                                                 -----------          ----------
              Total current assets                47,259,000           2,625,000
Equipment - net                                    2,650,000             108,000
Notes receivable                                                         225,000
Marketable equity securities                         286,000
Other assets                                         261,000
Goodwill                                           1,236,000
                                                ------------        ------------
              T O T A L                         $ 51,692,000        $  2,958,000
                                                ============        ============
                                       LIABILITIES

Current liabilities:

     Accounts payable and accrued expenses      $  1,903,000       $     432,000
     Innovir note payable - warrantholder;
        current portion includes accrued
        interest of $5,000                            36,000
     Notes payable                                                     1,802,000
     Capital lease - current portion                 472,000
                                                   ---------           ---------
              Total current liabilities            2,411,000           2,234,000



Innovir note payable - warrantholder,
includes accrued interest
     of $39,000                                      227,000
Capital leases                                       463,000
Other liabilities                                                        464,000
                                                   ---------          ----------
              Total liabilities                    3,101,000           2,698,000
                                                   ---------           ---------

Minority interest in subsidiary                    2,381,000
                                                   ---------

Contingencies, commitments and other matters
     (Notes 4, 10, 11, 13, 14 and 16)
                                   SHAREHOLDERS' EQUITY
Common stock; $0.001 par value, 120,000,000 shares
     authorized, 54,429, 887 and 19,894,576 shares
     issued and outstanding at December 31, 1996
     and December 31, 1995, respectively              54,000             20,000
Additional paid-in capital                        89,478,000         23,244,000
Unearned compensation                               (800,000)          (493,000)
Unrealized (loss) on investment                     (143,000)
Cumulative translation adjustment                     (8,000)
Deficit accumulated during the development stage (42,371,000)       (22,511,000)
                                                 -----------        -----------
              Total shareholders' equity          46,210,000            260,000
                                                  ----------            -------

              T O T A L                         $ 51,692,000       $  2,958,000
                                                ============       ============

   The accompanying notes to financial statements are an integral part hereof.

                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                   December 30,1986
                                                                                                                    (Inception) to
                                                                       Year Ended December 31,                        December 31,
                                                                  1996              1995              1994               1996
                                                                  ----              ----              ----               ----
Operating expenses:
    Research and development                                 $ 2,950,000       $ 2,840,000       $ 1,463,000         $15,939,000
    Purchased research and development (net
       of gain on sale of subsidiary of $2,889,000)           14,484,000                                              14,484,000
    General and administrative                                 4,300,000         2,272,000         1,646,000          13,782,000
                                                               ---------         ---------         ---------          ----------
                                                              21,734,000         5,112,000         3,109,000          44,205,000
                                                              ----------         ---------         ---------          ----------

Other (income) expenses:
    Royalty payments                                             100,000           100,000           100,000             300,000
    Interest (income)                                         (1,792,000)         (160,000)         (189,000)         (2,951,000)
    Interest expense                                             329,000             2,000                               413,000
    Provision for losses on notes receivable                                                                             135,000
    Investment in and advances to research and
       development entities charged to expense                                     185,000           515,000             700,000
    Minority interest in net loss of consolidated
       subsidiary                                               (116,000)                                               (116,000)

    Other - net                                                 (395,000)            1,000            74,000            (315,000)
                                                                --------             -----            ------            --------

                                                              (1,874,000)          128,000           500,000          (1,834,000)
                                                              ----------           -------           -------          ----------

NET LOSS                                                     $19,860,000       $ 5,240,000       $ 3,609,000         $42,371,000
                                                             ===========       ===========       ===========         ===========

NET LOSS PER SHARE                                               $0.50              $0.27             $0.19
                                                                 =====              =====             =====

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON STOCK
    OUTSTANDING                                               39,398,644         19,747,595       19,066,754
                                                              ==========         ==========       ==========


   The accompanying notes to financial statements are an integral part hereof.


                                                                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                                                                        (a development stage enterprise)

                                                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       FOR THE PERIOD FROM DECEMBER 30, 1986 (INCEPTION) TO DECEMBER 31, 1996



                                                         Preferred  Stock                    Treasury Stock
                                             ----------------------------------------     ---------------------
                                                 Series A               Series B                                    Common Stock
                                             ----------------     -------------------      Common                -------------------
                                             Shares    Amount     Shares       Amount      Shares     Amount     Shares       Amount
                                             ------    ------     ------       ------      ------     ------     ------       ------


 Balance - December 30, 1986
 Issuance of common stock ($.02 a                                                                                1,066,158  $ 1,000
  share)                                                                                                         ---------  -------
 Net (loss) for year

 Balance - December 31, 1987                                                                                     1,066,158    1,000
 Reverse stock split of one for ten                                                                              (959,543)   (1,000)
 shares
 Return of capital to adjust purchase
 price for effect
     of reverse stock split
 Issuance of common stock ($.03 a                                                                                  876,295    1,000
 share)
 Purchase of treasury stock ($.03 a                                                        (1,797)
 share)
 Sale of treasury stock ($.03 a share)                                                       1,797
 Issuance of Series A preferred stock       600,000   $ 6,000
 ($1.07 a share)
 Issuance of Series B preferred stock
 ($2.58495 a share)
     and related warrants                                           773,709   $  8,000
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1988                600,000     6,000       773,709      8,000       - 0 -   $  - 0 -      982,910    1,000

 Purchase of treasury stock ($.03 a                                                      (242,611)    (8,000)
 share)
 Issuance of common stock ($.50 a                                                                                   6,888     3,000
 share)
 Issuance of common stock (.03 share)                                                                              55,928
 Issuance of Series B preferred stock
 ($2.58495 a share)
     and related warrants                                           604,461      6,000
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1989                600,000     6,000     1,378,170     14,000   (242,611)    (8,000)    1,045,726    1,000
 Purchase of treasury stock ($.03 a                                                        (7,188)
 share)
 Conversion of bridge loan plus
 accrued interest in
     common stock                                                                                                2,117,782    2,000
 Issuance of common stock (average
 price of $.05
     a share)                                                                                                      161,063
 Recapitalization                         (600,000)   (6,000)   (1,378,170)   (14,000)     249,799      8,000    1,435,858    2,000
 Initial public offering - net ($5.00
 a unit)
     ($1.00 per share)                                                                                            5,750,000   6,000
 Issuance of  common stock ($.50 a                                                                                  18,010
 share)
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ----------  -------
 Balance - December 31, 1990 (carried         - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -    10,528,439  11,000
 forward)

 (continued)





                                                                                                        Deficit
                                                                                                      Accumulated
                                          Additional                    Unrealized     Cumulative        During
                                            Paid-in       Unearned       (Loss) on     Translation    Development
                                            Capital     Compensation    Investments       Stage        Adjustment
                                            -------     ------------    -----------    -----------     ----------
 Balance - December 30, 1986
 Issuance of common stock ($.02 a        $  17,000
 share)
 Net (loss) for year                                                                                 $   (106,000)
                                        ------------      -----------    -----------     ----------   -------------

 Balance - December 31, 1987                 17,000                                                      (106,000)
 Reverse stock split of one for ten           1,000
 shares
 Return of capital to adjust purchase
 price for effect
     of reverse stock split                 (14,000)
 Issuance of common stock ($.03 a            28,000
 share)
 Purchase of treasury stock ($.03 a
 share)
 Sale of treasury stock ($.03 a share)
 Issuance of Series A preferred stock       637,000
 ($1.07 a share)
 Issuance of Series B preferred stock
 ($2.58495 a share)
     and related warrants                 1,992,000
 Net (loss) for year                                                                                    (1,046,000)
                                        ------------      -----------    -----------     ----------   -------------
 Balance - December 31, 1988              2,661,000                                                     (1,152,000)
 Purchase of treasury stock ($.03 a
 share)
 Issuance of common  stock ($.50 a share)    3,000
 Issuance of common  stock ($.03 share)      2,000
 Issuance of Series B preferred stock
 ($2.58495 a share) and related warrants 1,557,000
 Net (loss) for year                                                                                   (2,531,000)
                                        ------------      -----------    -----------     ----------    -----------
 Balance - December 31, 1989              4,223,000                                                    (3,683,000)
 Purchase of treasury stock ($.03 a
 share)
 Conversion of bridge loan plus
 accrued interest in
     common stock                           928,000
 Issuance of common stock (average
 price of $.05 a share)                       7,000
 Recapitalization                            10,000
 Initial public offering - net ($5.00
 a unit)($1.00 per share)                 4,540,000
 Issuance of  common stock ($.50 a            9,000
 share)
 Net (loss) for year                                                                                    (2,988,000)
                                          ------------      -----------    -----------     ----------   ----------
 Balance - December 31, 1990 (carried      9,717,000                                                    (6,671,000)
 forward)
                                      F-5

 (continued)

                                                                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                                                                        (a development stage enterprise)

                                                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       FOR THE PERIOD FROM DECEMBER 30, 1986 (INCEPTION) TO DECEMBER 31, 1996
                                                                                  (continued)

                                                        Preferred  Stock                    Treasury Stock
                                             ----------------------------------------     ---------------------
                                                 Series A               Series B                                    Common Stock
                                             ----------------     -------------------      Common                -------------------
                                             Shares    Amount     Shares       Amount      Shares     Amount     Shares       Amount
                                             ------    ------     ------       ------      ------     ------     ------       ------
 Balance - December 31, 1990 (brought         - 0 -  $ - 0 -          - 0 -  $  - 0 -        - 0 -    $ - 0 -  10,528,43     $11,000
 forward)
 Exercise of options ($.30 a share)                                                                                   500
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1991                  - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -   10,528,939    11,000
 Issuance of common stock in public
 offering - net
     ($5,000 a unit) ($2.20 per share)                                                                           3,139,500     4,000
 Exercise of options and warrants -                                                                                412,754
 net ($.30 - $.50 per share)
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1992                  - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -   14,081,193    15,000
 Exercise of options and warrants -                                                                                 27,683
 net ($.30 - $.50 per share)
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1993                  - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -   14,108,876    15,000
 Issuance of common stock in public
 offering - net
     ($5,000 a unit) ($2.20 per share)                                                                           5,393,200     5,000
 Exercise of warrants - net ($1.50 per                                                                                 500
 share)
 Issuance of common stock for services                                                                             240,000
 ($0.3125 per share)
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1994                  - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -   19,742,576    20,000
 Exercise of warrants - net ($1.50 per                                                                               2,000
 share)
 Exercise of options ($0.4375 per                                                                                  150,000
 share)
 Value of options issued to consultants
 Value assigned to warrants issued in
 private
     placement of debt securities
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------    -----
 Balance - December 31, 1995 (carried         - 0 -     - 0 -         - 0 -      - 0 -       - 0 -      - 0 -   19,894,576    20,000
 forward)

 (continued)






                                                                                                        Deficit
                                                                                                      Accumulated
                                          Additional                    Unrealized     Cumulative        During
                                            Paid-in       Unearned       (Loss) on     Translation    Development
                                            Capital     Compensation    Investments       Stage        Adjustment
                                            -------     ------------    -----------    -----------     ----------
 Balance - December 31, 1990 (brought      $ 9,717,000                                               $  (6,671,000)
 forward)
 Exercise of options ($.30 a share)
 Net (loss) for year                                                                                    (2,016,000)
                                          ------------   -----------    -----------     ----------    -----------
 Balance - December 31, 1991                 9,717,000                                                  (8,687,000)
 Issuance of common stock in public
 offering - net
     ($5,000 a unit) ($2.20 per share)       5,706,000
 Exercise of options and warrants -            489,000
 net ($.30 - $.50 per share)
 Net (loss) for year                                                                                    (2,451,000)
                                          ------------   -----------    -----------     ----------    -----------
 Balance - December 31, 1992                15,912,000                                                 (11,138,000)
 Exercise of options and warrants -             17,000
 net ($.30 - $.50 per share)
 Net (loss) for year                                                                                    (2,524,000)
                                          ------------   -----------    -----------     ----------    -----------
 Balance - December 31, 1993                15,929,000                                                 (13,662,000)
 Issuance of common stock in public
 offering - net
     ($5,000 a unit) ($2.20 per share)       6,380,000
 Exercise of warrants - net ($1.50 per
 share)
 Issuance of common stock for services          75,000
 ($0.3125 per share)
 Net (loss) for year                                                                                    (3,609,000)
                                          ------------   -----------    -----------     ----------    -----------
 Balance - December 31, 1994                22,384,000                                                 (17,271,000)
 Exercise of warrants - net ($1.50 per           3,000
 share)
 Exercise of options ($0.4375 per               65,000
 share)
 Value of options issued to consultants        591,000     $(493,000)
 Value assigned to warrants issued in
 private
     placement of debt securities              200,000
 Net (loss) for year                                                                                    (5,240,000)
                                          ------------   -----------    -----------     ----------    -----------
 Balance - December 31, 1995 (carried       23,243,000      (493,000)                                  (22,511,000)
 forward)

 (continued)



                                                                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                                                                        (a development stage enterprise)

                                                               CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                                       FOR THE PERIOD FROM DECEMBER 30, 1986 (INCEPTION) TO DECEMBER 31, 1996
                                                                                  (continued)

                                                        Preferred  Stock                    Treasury Stock
                                             ----------------------------------------     ---------------------
                                                 Series A               Series B                                    Common Stock
                                             ----------------     -------------------      Common                -------------------
                                             Shares    Amount     Shares       Amount      Shares     Amount     Shares       Amount
                                             ------    ------     ------       ------      ------     ------     ------       ------
 Balance - December 31, 1995 (brought         - 0 -  $ - 0 -        - 0 -  $  - 0 -        - 0 -    $ - 0 -   19,894,576    $20,000
 forward)
 Exercise of warrants ($1.50 per
 share) (net of $712,000
     expense)                                                                                                 13,907,015     14,000
 Exercise of warrants ($2.25 per
 share) (net of
     $1,275,000 expense)                                                                                      14,210,315     14,000
 Issuance of common stock in private
 placement
     ($1.50 per unit) (net of $142,000                                                                         2,799,991      3,000
     expense)
 Issuance of warrants in connection
 with acquisition  of Ribonetics
 Exercise of options ($.50 - $1.16 per                                                                          217,990
 share)
 Issuance of restricted stock to                                                                                400,000
 nonemployee directors
 Issuance of shares in connection with
 acquisition of Innovir ($3 per share)                                                                         3,000,000      3,000
 Compensatory stock options
 Translation adjustment
 Unrealized (loss) on investments
 Net (loss) for year
                                            -------     -----       -------      -----     -------    -------    ---------  -------
 Balance - December 31, 1996                 - 0 -    $ - 0 -        - 0 -    $  - 0 -       - 0 -    $ - 0 -   54,429,887  $54,000
                                            =======     =====       =======      =====     =======    =======   ==========  =======





                                                                                                        Deficit
                                                                                                      Accumulated
                                          Additional                    Unrealized     Cumulative        During
                                            Paid-in       Unearned       (Loss) on     Translation    Development
                                            Capital     Compensation    Investments       Stage        Adjustment
                                            -------     ------------    -----------    -----------     ----------
 Balance - December 31, 1995 (brought      $23,243,000     $(493,000)                                 $(22,511,000)
 forward)
 Exercise of warrants ($1.50 per
 share) (net of $712,000 expense)          20,135,000
 Exercise of warrants ($2.25 per
 share) (net of
     $1,275,000 expense)                    30,684,000
 Issuance of common stock in private
 placement
     ($1.50 per unit) (net of $142,000       4,055,000
     expense)
 Issuance of warrants in connection
 with acquisition
     of Ribonetics                           1,562,000
 Exercise of options ($.50 - $1.16 per         195,000
 share)
 Issuance of restricted stock to               400,000      (347,000)
 nonemployee directors
 Issuance of shares in connection with
 acquisition
     of Innovir ($3 per share)               8,997,000
 Compensatory stock options                    207,000       40,000
 Translation adjustment                                                                    $(8,000)
 Unrealized (loss) on investments                                        $(143,000)
 Net (loss) for year                                                                                   (19,860,000)
                                          ------------    -----------    -----------       --------   -------------

 Balance - December 31, 1996               $89,478,000     $(800,000)     $(143,000)        $(8,000)   $(42,371,000)
                                           ===========     =========      =========         =======    ============

                                      F-7

the accompanying notes to financial statements are an integral part hereof.

                                                                                                                F-8

                                              VIMRx PHARMACEUTICALS INC. and Subsidiaries
                                                   (a development stage enterprise)

                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   December 30, 1986
                                                                              Year Ended December 31,                  Inception) to
                                                                    ------------------------------------------         December 31,
                                                                       1996             1995             1994              1996
                                                                       ----             ----             ----              ----

Cash flows from operating activities:
    Net (loss)                                                     $(19,860,000)     $(5,240,000)     $(3,609,000)     $(42,371,000)
    Adjustments to reconcile net (loss) to net cash
      (used in) operating activities:
        Depreciation and amortization                                   155,000           24,000           10,000           254,000
        Amortization of debt discount                                   198,000            2,000                            200,000
        Interest expense settled through issuance of stock                                                                   72,000
        Consulting fees settled through issuance of stock                                                  75,000            75,000
        Research and development expenses to be
          settled through the issuance of stock                        (464,000)         464,000
        Provision for losses on notes receivable                                                                            135,000
        Investment in and advances to research and
          development entities charged to expense                                        185,000          515,000           700,000
        (Gain) on sale of subsidiaries                               (2,889,000)                                         (2,889,000)
        Noncash compensation                                            481,000           98,000                            579,000
        Purchased in process research and development                17,374,000                                          17,374,000
        Loss from disposal of equipment                                  12,000                                              20,000
        Deferred financing cost                                         310,000                                             310,000
        Minority interest in net loss                                  (116,000)                                           (116,000)
        Changes in operating assets and liabilities:
          Decrease in prepayments under research
            contracts                                                                     47,000            8,000
          (Increase) in organization costs                                                                                   (3,000)
          (Increase) decrease in other current assets
            and other assets                                           (103,000)           69,000        (110,000)         (199,000)
          Increase (decrease) in accounts payable and
            accrued expenses                                           (265,000)         266,000            1,000           116,000
                                                                      ----------       ----------       ----------       -----------
            Net cash (used in) operating activities                  (5,167,000)      (4,085,000)      (3,110,000)      (25,743,000)
                                                                      ----------       ----------       ----------       -----------

Cash flows from investing activities:
    Net (purchases) sales of short-term investments                 (38,279,000)        2,590,000        (588,000)      (38,279,000)
    Payment for acquisition, net of cash acquired                    (2,011,000)                                         (2,011,000)
    Purchase of marketable securities                                  (450,000)                                           (450,000)
    Purchases of equipment                                             (802,000)         (50,000)         (71,000)       (1,040,000)
    Proceeds from sale of equipment                                      12,000                                              39,000
    Loans to DNA Pharmaceuticals, Inc.                                                                                     (296,000)
    Repayment of DNA Pharmaceuticals, Inc. loans                                                                            161,000
    Loans to Ribonetics GmbH                                                                            (600,000)          (600,000)
    Investment in and loan to CambES, Ltd.                                             (100,000)        (225,000)          (325,000)
                                                                    -----------        ---------       ----------       -----------
            Net cash provided by (used in) investing
              activities                                            (41,530,000)       2,440,000       (1,484,000)      (42,801,000)

                                                                    -----------        ---------       ----------       -----------

Cash flows from financing activities:
    Proceeds from sales of preferred and
      common stock, net                                               4,058,000                         6,450,000        24,836,000
    Proceeds from issuance of common stock in
      connection with the exercise of warrants/options               51,042,000           69,000            1,000        51,111,000
    Purchase of treasury stock                                                                                               (8,000)
    Proceeds from bridge loans                                                         1,740,000                          3,141,000
    Repayment of bridge loans                                        (2,000,000)                                         (2,500,000)
    Issuance of convertible demand notes payable                                                                            600,000
    Return of capital                                                                                                       (14,000)
                                                                     ----------        ---------        ---------        ----------
            Net cash provided by financing activities                53,100,000        1,809,000        6,451,000        77,166,000
                                                                     ----------        ---------        ---------        ----------

Effect of exchange rate changes on cash                                 (11,000)                                            (11,000)
                                                                        -------                                             -------

NET INCREASE IN CASH AND CASH
    EQUIVALENTS                                                       6,392,000          164,000        1,857,000         8,611,000

Cash and cash equivalents at beginning of period                      2,219,000        2,055,000          198,000
                                                                      ---------        ---------         ---------        ----------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                                         $  8,611,000      $ 2,219,000      $ 2,055,000     $   8,611,000
                                                                   ============      ===========      ===========     =============

Supplemental disclosure of cash flow information:
    Cash paid for interest                                         $    124,000                                       $     124,000
    For noncash transactions see Notes 2, 7 and 11.

   The accompanying notes to financial statements are an integral part hereof.

                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                          NOTES TO FINANCIAL STATEMENTS




(continued)



Note 1 - The Business:

     VIMRx Pharmaceuticals Inc. ("VIMRx") is a development stage company focused on identifying, evaluating, acquiring and commercializing scientific technologies to be developed by the Company in partnership with others. The Company is engaged in developing therapeutic and related products form synthetic hypericin principally for the treatment of viral and retroviral diseases. The Company also owns approximately 68% of the capital stock of Innovir
Laboratories, Inc. ("Innovir") (see below) which, together with its subsidiaries, is engaged in the research and development of oligozymes, a new class of biopharmaceutical agents for the treatment of a wide array of human diseases.

     In January 1995, to complement and diversify its potential hypericin-based product line, VIMRx, through its subsidiary, VIMRx Holdings, Ltd. ("VHL"), acquired a worldwide exclusive license from Ribonetics GmbH ("Ribonetics"), a German company. The worldwide exclusive license gives VHL the right to commercialize and exploit oligozymes for pharmaceutical and diagnostic products. On May 23, 1996, VHL acquired 100% of the outstanding capital stock of Ribonetics (see Note 2[b]).

     On December 23, 1996, VIMRx and Innovir and certain shareholders of Innovir entered into a series of agreements (the "Transaction") whereby VIMRx effectively acquired 68% of Innovir and Innovir acquired all of the issued and outstanding shares of VHL, a wholly owned subsidiary of VIMRx. As discussed further in Note 2, for financial reporting purposes, the Transaction has been accounted for as a partial sale of VHL to Innovir and a partial acquisition of Innovir. In connection therewith, the purchase price has been allocated to net tangible assets, purchased in-process research and development and goodwill. The purchased in-process research and development was charged to operations. The accompanying consolidated financial statements include the accounts of VIMRx, Innovir and all subsidiaries which are wholly owned (collectively, the "Company").

     The Company is subject to those risks associated with development stage companies. All of the Company's efforts to date have been devoted to acquiring technology, research and development, setting up laboratories and raising capital. The Company does not yet generate any revenues from product sales. The Company has research laboratories in the United States, the United Kingdom and Germany. In addition, research and development and clinical trials are contracted to independent institutions in the United States and elsewhere.

Note 2 - Acquisitions:


[a]  Transactions to acquire 68% of Innovir Laboratories, Inc.:

     As discussed in Note 1, VIMRx, Innovir and certain stockholders of Innovir (the "Aries Funds") entered into the Transaction whereby VIMRx acquired 68% of Innovir and Innovir acquired 100% of the outstanding capital stock of VHL. In consideration of the acquisition of VHL, Innovir, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D convertible preferred stock and warrants to purchase two million shares of the Innovir's common stock. The warrants expire after five years. The exercise price for one million warrants is $1.00 per share; the remaining one million warrants have an exercise price of $2.00 per share.

     Simultaneously with Innovir's acquisition of VHL, VIMRx, in exchange for $3 million and three million shares of VIMRx's common stock, acquired 9.5 million shares of Innovir's common stock from the Aries Funds. In addition, VIMRx and the Aries Funds entered into an agreement whereby VIMRx obtained the right to vote 500,000 shares of Innovir's common stock held by the Aries Funds, thereby effectively giving VIMRx voting control of an aggregate of 18,666,666 shares of Innovir's stock.

     VIMRx's partial acquisition of Innovir and Innovir's acquisition of VHL, have been accounted for as a purchase in accordance with APB Opinion No. 16, "Business Combinations" ("APB No. 16") and Emerging Issues Task Force Issue No. 90-13, "Accounting for Simultaneous Common Control Mergers" ("EITF No. 90-13"). The application of APB No. 16 and EITF No. 90-13 requires that the Transaction be accounted for as a partial sale of VHL to the minority shareholders of Innovir and a partial acquisition of Innovir. VIMRx's purchase price of its 68% of Innovir totaled approximately $17 million. Of the total purchase price, approximately $3.7 million was allocated to tangible assets, $1.8 million to liabilities, $13.8 million to purchased in-process research and development and the balance to goodwill. Technological feasibility of the purchased in-process research and development has not yet been established and the technology has no alternative future use. In connection with the partial sale of VHL, the Company recorded a gain on $2.8 million which has been included with purchased research and development expense. The accompanying statement of operations include the operations of Innovir from December 23, 1996 to December 31, 1996.

[b]  Acquisition of Ribonetics:

     During 1996, VHL acquired 100% of the outstanding capital stock of Ribonetics in consideration for approximately $1.6 million of cash and a warrant to purchase 365,000 shares of VIMRx's common stock at an exercise price of $.01 per share (the "Acquisition"). The Company valued the warrants at approximately $1,562,000. The Acquisition has been accounted for as a purchase and the operating results of the Company include those of Ribonetics for the seven months ended December 31, 1996. The total purchase price aggregated approximately $3.7 million and has been allocated to tangible assets, liabilities and purchased in-process research and development of $475,000, $289,000 and $3,528,000, respectively. It was determined at the date of acquisition that the purchased in-process research and development had not reached technological feasibility and that the technology had no alternative future use.

[c]  Pro forma results of operations (unaudited):

     The following pro forma unaudited results of operations have been prepared as if the Transaction and the Acquisition discussed above had occurred at the beginning of the respective periods ended December 31.

                                               Year Ended December 31,
                                              1996               1995
                                                     (Unaudited)

          Revenues                        $ 2,089,000       $    470,000

          Expenses                         17,367,000         12,021,000
                                           ----------         ----------

          Net loss                        $15,278,000        $11,551,000
                                          ===========        ===========

          Net loss per share                 $0.36              $0.51
                                             =====              =====

     The pro forma results of operations above include adjustments for the amortization of intangibles and exclude nonrecurring charges related to purchased in-process research and development arising from the Transaction and the Acquisition.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the Transaction and the Acquisition been consummated at the beginning of the respective periods, nor are they necessarily indicative of future operating results.

Note 3 - Summary of Significant Accounting Policies:

[a]  Consolidation:

        The accompanying consolidated financial statements include the accounts of VIMRx, Innovir and all subsidiaries which are wholly owned. All significant inter-company balances and transactions have been eliminated.

[b]  Research and development:

        Research and development costs are charged to expense as incurred.

[c]  Foreign currency translation:

        Financial statements of foreign subsidiaries are translated into U.S. dollars at the exchange rate at each balance sheet date for assets and liabilities and a weighted average exchange rate for each period for revenues, expenses and gains and losses. Where the local currency is the functional currency, translation adjustments are recorded as a separate component of shareholders' equity (deficit). Where the U.S. dollar is the functional currency, translation adjustments are included in operating results. Foreign exchange gains and losses included in operations were not material. As of December 31, 1996, approximately 2% and approximately 3% of the Company's total assets are located in the United Kingdom and Germany, respectively.

[d]  Amortization of goodwill:

        Goodwill represents the excess of the purchase price paid by the Company over 68% of the fair value of the net assets and purchased in-process research and development of Innovir. Such amount is being amortized on a straight-line basis over the period of expected benefit of three years. Total amortization of goodwill for the year ended December 31, 1996 was not material. The carrying value of goodwill will be reviewed periodically based on the advancement of Innovir's technology and the continued employment of Innovir's workforce and consultants. Should this review indicate that goodwill will not be realized, the Company's carrying value of the goodwill will be reduced.

[e]  Fixed assets:

        Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost. Equipment is depreciated on a straight-line basis over its estimated useful life of five years. Leasehold improvements are amortized over the life of the lease or of the improvement, whichever is shorter. Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

[f]  Deferred financing costs:

        Direct  costs   associated  with  obtaining  debt  financing  have  been
capitalized and are being amortized on a basis which approximates the interest method, over the terms of the respective loans.

[g]  Cash and cash equivalents:

        The Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value. Cash and cash equivalents subject the Company to concentrations of credit risk. At December 31, 1996, the Company had invested approximately $6.6 million in money market funds with two investment companies and held approximately $1.7 million of commercial paper issued by four entities, with maturities not in excess of three months. The Company holds no collateral for these financial instruments.

[h]  Investments:

        The Company classifies certain investments as "available-for-sale". Investments in securities that are classified as available-for-sale and have readily determinable fair values are measured at fair market value in the balance sheet, and unrealized holding gains and losses for these investments are reported as a separate component of shareholders' equity until realized.

[i]  Net loss per share:

        Net loss per share is computed on the basis of the net loss for the period divided by the weighted average number of shares of common stock outstanding during the period. The net loss per share for all periods excludes the number of shares issuable upon exercise of the outstanding options and warrants since such inclusion would be anti-dilutive.

[j]  Government grants:

        Proceeds from government grants are recognized as income as the related research is performed. For the year ended December 31, 1996, approximately $90,000 was recognized as income and is included in other income.

[k]  Use of estimates:

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

[l]  Income taxes:

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined on the basis of the difference between tax bases of assets and liabilities and their respective financial-reporting amounts ("temporary differences") at enacted tax rates in effect for the year in which the temporary differences are expected to reverse (see Note 12).

[m]  Stock based employee compensation:

        The accompanying financial position and results of operations of the Company have been prepared in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Under APB No. 25, generally, no compensation expense is recognized in the accompanying financial statements in connection with the awarding of stock option grants to employees provided that, as of the grant date, all terms associated with the award are fixed and the quoted market price of the Company's stock, as of the grant date, is not greater than the amount an employee must pay to acquire the stock as defined; however, to the extent that stock options are granted to nonemployees for goods or services, the fair value of these options are included in operating results as an expense.

        Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation, have been included in Note 11[b].

[n]  Fair value of financial instruments:

        Financial instruments include notes receivable and accounts payable. The carrying amount of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a current transaction for that carrying amount (also see Note 10).

[o]  Reclassifications:

        Certain reclassifications have been made to the financial statements for 1995 in order to conform with current year's presentation.


Note 4 - Research Contracts:

        [a] Pursuant to an agreement with New York University ("NYU") and Yeda Research and Development Co., Ltd. ("Yeda"), located in Israel, (NYU and Yeda, collectively, the "Licensors"), the Licensors granted VIMRx a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retro-viruses as a therapeutic or preventive treatment for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. Between 1988 and May 1995, VIMRx paid the Licensors an aggregate of approximately $4,928,000 for research and development with respect to hypericin, and approximately $434,000 for reimbursement of patent expenses and approximately $300,000 in minimum royalty payments since June 1, 1993. The agreement requires VIMRx to protect the Licensors and their related parties (consultants and scientists) from damages arising out of the conduct of the research project and the use or practice of the research technology, products or processes by VIMRx or its related parties. VIMRx must also maintain employer's liability insurance for all its employees engaged in work involving the research project.

        In addition, the Company is required to make royalty and related payments to licensors under the agreement consisting of: (1) royalties of 7% on net sales of products licensed; (2) royalties of 4.4% on net sales of products sublicensed; (3) 40% of payments from third parties to Fund research and development and (4) 12% of consideration received from an entity selling licensed products.

        Commencing June 1, 1993, minimum annual royalty payments of $100,000 are due until the later of the expiration of the Licensors' patents or 15 years from the first commercial sale of products under the agreement. During 1996, 1995 and 1994, such payments were made.

        [b] On March 7, 1995, VHL entered into a one year research and development agreement with Ribonetics with respect to rights and the related technology acquired from Ribonetics. During 1995, approximately $1,050,000 of such funding was made. The agreement provides for the issuance by the Company of 500,000 shares of its common stock at the anniversary date of the research and development agreement. However, should the agreement be terminated prior to any anniversary date the unissued shares shall not be payable. At December 31, 1995 a liability of $464,000 reflecting this agreement has been recorded based on the pro rata shares earned at the current market price, and research and development expense had been charged.

        In 1996, VHL terminated its research and development agreement with Ribonetics resulting in a reversal of the accrual for payments of common stock under that agreement.

        [c] Innovir (as licensee) has entered into an exclusive worldwide licensing agreement with a university whereby Innovir has the exclusive right to use certain technology owned by the university. According to the terms of the agreement, as amended, Innovir is required to pay royalties which commence one year after the first sale of a product developed from the licensed technology. Such royalties are based upon the greater of annual minimum royalties, as defined, or a percentage of net sales of licensed products and a portion of sublicensing income, as defined. Annual minimum royalties are not material. The licensing agreement expires on a country by country basis as underlying patents expire in such country. In addition, the license may be terminated in the event that Innovir fails to implement a plan directed at development and commercialization of products based on the licensed technology or if Innovir fails to satisfy certain other contractual obligations. In the event of termination, all licensing rights under the agreement would revert to the university. The termination of the license would have a material adverse effect on the business of Innovir. Although Innovir intends to use its best efforts to comply with the terms of the license, there can be no assurance that the licensing agreement will not be terminated. Innovir believes, based on the opinion of counsel, that the use of this licensed technology does not infringe on a patent held by a third party. Nevertheless, there can be no assurance that infringement proceedings will not be brought against Innovir.

        In April 1994, Innovir (as licensee) entered into another non-exclusive licensing agreement with a university whereby Innovir has the non-exclusive, non-transferable right to use certain technology owned by the university. According to the terms of this agreement, Innovir is required to remit royalties on a quarterly basis, at various rates, as defined, beginning after the first commercial sale of a licensed product, as defined. In addition, Innovir is required to pay a minimum annual advance on earned royalties ("Advance") of $10,000, which is nonrefundable, but may be credited, as defined, against future royalties due the university. Advances paid to date have not been material. Royalties shall continue to be payable, irrespective of the termination of this license agreement, until such time as all sales of licensed products shall have ceased.

     During 1996, VHL entered into a research collaboration and licensing agreement with a pharmaceutical company ("Pharmaceutical Company"). Under the terms of the agreement, the Pharmaceutical Company and VHL will jointly develop certain technology and the Pharmaceutical Company obtained certain rights to the technology or received a defined royalty in the event VHL licenses the technology to a third party. The agreement also provides for the Pharmaceutical Company to make defined payments to VHL upon the occurrence of certain events related to the technology's development and the achievement of defined milestones. The agreement is for one year unless extended by the parties. During the year ended December 31, 1996, VHL received $40,000 from the Pharmaceutical Company in accordance with the agreement. Such amount has been included in other income.


Note 5 - Investments:

     Securities available for sale at December 31, 1996 are summarized as follows:

                                                            Estimated          Unrealized
                                         Cost              Fair Value          Gain (Loss)
                                         ----             -------------        -----------
    U.S. Treasury and agencies           4,867,000         $ 4,845,000           $(22,000)
    Mortgage-backed securities          17,548,000          17,583,000             35,000
    Asset-backed securities             11,181,000          11,182,000              1,000
    Corporate debt securities            4,683,000           4,690,000              7,000
                                         ---------           ---------              -----
                                       $38,279,000         $38,300,000           $ 21,000
                                       ===========         ===========           ========

     During the year ended December 31, 1996 and December 31, 1994, the Company realized a gain (loss) of approximately $272,000 and ($74,000), respectively, on the sale of available-for-sale investments, included in other income.

     The cost and estimated fair value of available for sale securities by contractual maturity at December 31, 1996 is as follows:

                                                                     Estimated
                                                      Cost           Fair Value
                                                      ----           -----------
    Due after one year through five years         $14,098,000        $14,083,000
    Due after five years through ten years          5,721,000          5,719,000
    Due after ten years                               912,000            915,000
    Mortgage-backed securities                     17,548,000         17,583,000
                                                   ----------         ----------
                                                  $38,279,000        $38,300,000
                                                  ===========        ===========

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without repayment penalties.

     During 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expire on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to the Innovir's subsidiary, Ribonetics. During 1996, the Company recorded a charge to operations of $350,000 representing the excess over the fair value of securities at the date of purchase. On December 31, 1996, the Company recorded an unrealized loss of $164,000 on this investment which has been included as a reduction of shareholders' equity.


Note 6 - Equipment:

     Equipment consists of the following:
                                                              December 31,
                                                          --------------------
                                                           1996           1995
                                                           ----           ----
        Office and laboratory equipment                $2,042,000       $ 91,000
        Computers                                         114,000         57,000
        Leasehold improvements                            689,000
                                                          -------      ---------
                                                        2,845,000        148,000
        Less accumulated depreciation and amortization    195,000         40,000
                                                          -------         ------
        Net equipment                                  $2,650,000       $108,000
                                                       ==========       ========

Note 7 - Notes Receivable:

     Notes receivable, at December 31, 1995, consist of two notes of $250,000, each bearing interest at 12.5%, due on December 7, 1994 and January 21, 1995, respectively, and a $250,000 unsecured demand note bearing interest at 10% from Ribonetics. The notes were collateralized by laboratory equipment and a license for certain patent rights. At December 31, 1995 and December 31, 1994, $85,000 and $290,000, respectively, of the notes were charged to expense. On January 16, 1995, the Company assigned its rights to the notes and related agreements to VHL. On January 18, 1995, VHL took possession of the license in return for $150,000 of the notes which have been included in research and development expense as of December 31, 1994. No interest income was recognized for these notes for 1996, 1995 and 1994. The carrying value of these notes was included in the purchase price when the Company acquired Ribonetics as discussed in Note 2.


Note 8 - Accounts Payable and Accrued Expenses:

     Accounts payable and accrued expenses consist of the following:

                                                            December 31,
                                                         1996           1995
                                                         ----           ----
         Accounts payable                           $  859,000      $136,000
         Accrued expenses                              435,000
         Accrued payroll and related costs              42,000
                 Professional fees                     567,000       296,000
                                                       -------       -------
                                                    $1,903,000      $432,000
                                                    ==========      ========


Note 9 - Notes Payable:

     In December 1995, the Company issued $2,000,000 of unsecured promissory notes due at the earlier of one year or five days following a sale of equity securities of the Company, grossing proceeds of at least $2,000,000. The notes were issued in connection with a private placement of units, each unit consisting of a $50,000 unsecured promissory note bearing interest at a rate of 12% per annum (effective interest rate 24%) and 25,000 warrants ("bridge warrants") of the Company. The Company valued the warrants issued at $200,000 which has been accounted for as debt discount. The warrants contained provisions that in the event the Company consummates a public or private placement of its equity securities prior to December 26, 1998 which includes warrants ("new warrants"), then the bridge warrants would convert into new warrants. Effective with the private placement in 1996 (see Note 11), the bridge warrants were converted into new warrants. On June 28, 1996, the Company repaid the notes and accrued interest. The debt discount was recorded as interest expense.


Note 10 - Innovir Note Payable - Warrantholder:

     The term note provides for interest, payable quarterly at a rate of 8% per annum. The noteholder holds a lein on all the assets of Innovir. In connection with the issuance of the term note, Innovir issued a warrant which provides the holder with the right to acquire an aggregate of 40,000 shares of Innovir's common stock at $6.25 per share. Any accrued and unpaid interest ($44,000 as of December 31, 1996) related to the term note may also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expires on February 10, 1998 and contains anti-dilution provisions and other defined adjustments in the event of a merger or reorganization, as defined. As of December 31, 1996, the warrant was exercisable and outstanding. The estimated fair value of the term note at December 31, 1996 was approximately $200,000. The fair value was estimated on the basis of the current rate of debt with similar characteristics.

     In addition, during November 1996, the payment terms of the term note were amended. (the "Amended Note") and related accrued and unpaid interest as of that date was deferred. In consideration for such amendment, Innovir issued a second warrant, which expires on November 21, 2001, to the noteholder to purchase 20,000 shares of the Company's common stock at $1.50 per share. The fair value of the warrant totaled approximately $16,000. Such amount is being accounted for as deferred financing cost and amortized over the remaining life of the Amended Note. Pursuant to the Amended Note, future payments of principal and deferred interest are as follows:

                      Year Ending                          Future
                      December 31,                        Payments

                         1997                             $ 36,000
                         1998                              130,000
                         1999                               97,000
                         ----                               ------
                                                          $263,000
                                                          ========

     Interest expense with regard to the Amended Note was not material for all periods presented.

Note 11 - Shareholders' Equity:

[a]  Public offerings:

     On July 25, 1990, the Company effected an initial public offering of its securities. A total of 1,150,000 units, each comprised of five shares of common stock and five redeemable Class A warrants, were sold for $5.00 a unit, yielding net proceeds of approximately $4,546,000 after underwriting commissions and expenses.

     Prior to the initial public offering, the Company was recapitalized, whereby all outstanding preferred stock was converted into common stock, the treasury stock was retired, the par value of the common stock was changed from $0.01 to $0.001 a share, and the Company effected a .599-for-1 reverse stock split.

     On January 23, 1992, the Company effected a second public offering of its securities. A total of 1,380 units, each comprised of 2,275 shares of common stock and 2,275 redeemable Class A warrants, were sold for $5,000 a unit during January and February of 1992. This offering yielded net proceeds of approximately $5,710,000 after underwriting commissions and expenses.

     On January 27, 1994, the Company effected a third public offering of its securities. A total of 1,552 units, each comprised of 3,475 shares of common stock and 3,475 redeemable Class A warrants, were sold for $5,000 a unit, yielding net proceeds of approximately $6,385,000 after underwriting commissions and expenses.

     On April 9, 1996, the Company exercised its right to redeem all outstanding redeemable Class A warrants (the "Class A warrants") on May 10, 1996 (the "Redemption Date"). Between January 1, 1996 and the Redemption Date, approximately 13,900,000 Class A warrants were exercised resulting in the issue of one share of common stock and one redeemable Class B warrant (the "Class B warrant") for $1.50. On April 25, 1996, the Company exercised its right to redeem all outstanding Class B warrants on June 13,1996 (the "B Class Redemption Date"). Between January 1, 1996 and the B Class Redemption Date, approximately 14,200,000 Class B warrants were exercised, resulting in the issuance of one share of common stock for $2.25. The exercise of Class A and B warrants yielded net proceeds of approximately $50,847,000 after commissions of $1,949,000 to an investment firm.

     On March 21, 1996, VIMRx entered into a Subscription and Registration Rights Agreement (the "Agreement") with a group of individuals, under which the Company agreed to issue 2,799,991 units, at a price of $1.50 per unit, consisting of one share of common stock and one-half of a warrant. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $1.50 per share subject to adjustment, and exercisable through June 20, 2006. The net proceeds to the Company were approximately $4,058,000.

     On June 21, 1996, the authorized capital stock of the Company was increased from 60,000,000 to 120,000,000 shares of common stock.

[b]  Stock option plans:

     The Company has established two employee stock option plans (the "1989 Plan" and the "1990 Plan"). No further options may be granted under the 1989 Plan. On June 20, 1996, the 1990 Plan was amended increasing the number of shares of common stock issuable upon exercise of options granted under the Plan from 1,200,000 to 2,400,000 shares. The shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of each incentive option and nonincentive option are for five years and ten years, respectively, from date of grant. The grant prices must be no less than 50% and 100% of the fair market value for nonincentive and incentive options, respectively. At December 31, 1996, options for 411,900 shares were available for future grant. Generally, options vest 25% per annum on the anniversary date of grant.

         Stock options outstanding under these plans are as follows:

                                                                1989 Plan                       1990 Plan
                                                         -------------------------     ---------------------------
                                                                         Weighted-                      Weighted-
                                                                          Average                        Average
                                                                         Exercise                       Exercise
                                                           Shares         Price          Shares          Price
                                                         ---------     ----------      ------------    ------------
Outstanding at December 31, 1993                            15,594                        520,808
   Granted                                                                              1,545,146        $0.87
   Expired                                                                             (1,755,954)        0.80
                                                          --------                     ----------         ----
Outstanding at December 31, 1994                            15,594                        310,000
   Granted                                                                                250,000         0.44
   Expired                                                 (15,594)       $0.50          (135,500)        1.59
   Exercised                                                                             (150,000)        0.44
                                                          --------                       --------         ----
Outstanding at December 31, 1995                             - 0 -                        274,500
   Granted                                                                              1,475,000         2.71
   Exercised                                                                              (12,000)        1.16
                                                          --------                        -------         ----
Outstanding at December 31, 1996                           - 0 -                        1,737,500        $2.34
                                                          ========                      =========        =====

         The  following  table  summarizes   information   about  stock  options
outstanding at December 31, 1996 under the 1990 Plan:


                                                         Options Outstanding            Options Exercisable
                                                 -------------------------------   -------------------------
                                                     Weighted-
                                                      Average
                                                     Remaining       Weighted-                      Weighted-
                                                    Contractual       Average                        Average
                                      Number            Life         Exercise         Number        Exercise
 Range of Exercise Price            Outstanding      (in Years)        Price       Exercisable        Price
 ---------------------------     ---------------   -------------   -----------   ---------------   -----------
           .44 - .69                     250,000        2.88          $ .59             100,000       $0.63
          1.38 - 1.66                    187,500        3.95           1.64              12,500        1.38
          2.56 - 3.31                  1,300,000        4.41           2.85
                                       ---------        ----           ----            --------        -----
                                       1,737,500        4.14          $2.34             112,500        $1.46
                                       =========        ====          =====             =======        =====

     In August 1995, the Company adopted a Directors Stock Option Plan (the "Directors Plan") authorizing the issuance of five year options to purchase an aggregate of 920,000 shares at an exercise price equal to the fair market value of the common stock at date of grant. All the options were granted under the Directors Plan and no further options are available for grant.

     Additional information with respect to the Directors Plan option activity is summarized as follows:

                                                                      Weighted-
                                                                       Average
                                                                       Exercise
                                                        Shares          Price
                                                        ------          -----

        Granted                                         920,000           $0.86
                                                        -------           -----

        Outstanding at December 31, 1995                920,000            0.86

        Exercised                                      (200,000)           0.89
                                                       --------            ----

        Outstanding at December 31, 1996                720,000           $0.85
                                                        =======           =====

     At December 31, 1996, all the options under the Directors Plan are exercisable.

     The following table summarizes information about stock options outstanding at December 31, 1996 under the Directors Plan:


                                                  Options Outstanding
                                                ---------------------------
                                                                Weighted-
                                                                 Average
                                                                Remaining
                                                               Contractual
         Exercise                                 Number          Life
         Price                                Outstanding      (in Years)
         ----------                        --------------   ----------------
          $.75                                  350,000           3.67
           .9375                                370,000           3.88
                                                -------           ----
                                                720,000           3.80
                                                =======           ====

     The Company applies APB 25 in accounting for its stock option incentive plan and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. The effect of applying SFAS No. 123 on 1995 and 1996 pro forma net loss as stated above is not necessarily representative of the effects on reported net loss for future years due to, among other things, (1) the vesting period of the stock options and the (2) fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value at the grant date for awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss in 1996 and 1995 would have been approximately $20.948 million and $5.28 million, or $.53 per share and $.27 per share, respectively. The fair value of the options granted during 1996 and 1995 are estimated at $2.20 per share and $.61 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 1.10%, risk-free interest rate of 6.10% - 6.73% for 1996 and 5.77% - 7.08% for 1995, and expected life of 5 years.

[c]  Nonemployee director restricted stock award plan:

     On June 21, 1996, the Company adopted the 1996 Nonemployee Director Restricted Stock Award Plan (the "Award Plan") under which an aggregate of 900,000 shares of common stock are reserved for issuance as restricted shares of common stock to nonemployer directors. Restricted shares shall be forfeited by the nonemployee director in the event the director ceases to serve as director of the Company, except that such forfeiture provision will lapse at a rate of 25% of the number of restricted shares per annum commencing one year from the date of issuance.

     The Company has the right of first refusal to purchase any vested restricted shares proposed to be transferred by a nonemployee director for a period of 30 days after receipt of written notice at a per share price equal to the difference between the fair market value at the date of proposed transfer minus the difference between the fair market value at the date of grant less $1.00. During the year ended December 31, 1996, the Company granted 400,000 restricted shares under the Award Plan, none of which have vested. The Company valued these shares at $400,000, which is being amortized over the vesting period.

[d]  Warrants to acquire common stock:

     As of December 31, 1996, the Company had warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share, exercisable through June 20, 2006 (see Notes 9 and 11).

     In  addition,  at December  31,  1996 the Company has  warrants to purchase
365,000 shares of common stock at an exercise price of $.01 per share, exercisable through May 21, 2006 (see Note 2[b]).

     As of December 31, 1996 there were 2,765,000 warrants exercisable at a weighted-average exercise price of $1.30.

[e]  Other options:

     In  connection  with  its  public  offerings,   the  Company  sold  to  the
underwriter, at a nominal amount, the following options for the purchase of units:


                                     Exercise       Number of
                         Number        Price          Shares
                        of Units      Per Unit        Reserved  Expiration Date
   1992 offering            120        $8,000          819,000  July 24, 1997
   1994 offering            135         7,000        1,407,374  January 20, 1999

     The units are identical to the units sold in the respective offerings except that the warrants included therein, which expire on July 24, 1997, are not subject to redemption by the Company. The units are subject to adjustment for dilution (as defined). Each Class A warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class B detachable warrant. Each Class B warrant entitles the holder to purchase one share of common stock.

     The Company has granted stock options to certain consultants, who are also directors, of the Company as follows:


         Number of          Exercise
          Shares              Price          Term   Expiration Date

         1,300,000            $0.94        5 years  November 17, 2000        (1)
         2,000,000             0.53        3 years  August 6, 1998           (1)
           100,000             1.47       10 years  March 11, 2006           (2)
           100,000             1.47       10 years  March 11, 2006           (2)

(1) During 1995 the Company valued these options at an aggregate of $591,000 which are being amortized over the vesting period.

(2) Options granted in connection with the March 1996 agreement (see Note 11 [a]) whereby certain directors agreed to provide operating funds if needed through September 1996.


Note 12 - Income Taxes:

        There is no provision (benefit) for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

        The federal tax effect of net operating loss carryforwards, temporary differences and research and development tax credit carryforwards is as follows:

                                                              December 31,
                                                          -------------------
                                                         1996            1995
                                                         ----            ----

  Deferred tax assets and valuation allowance:
    Net operating loss carryforwards              $ 15,947,000      $ 6,698,000
    Deferred liabilities                                40,000
    Deferred costs                                     285,000
    Research and experimental tax credit
    carryforwards                                      570,000
    Valuation allowance                            (16,842,000)      (6,698,000)
                                                   -----------       ----------
                                                 $     - 0 -        $    - 0 -
                                                 =============       ==========

        As of December 31, 1996, the Company has available for tax purposes the following net operating loss carryforwards:


        United States (expires through 2011) (including
        approximately $25,000,000 relating to Innovir)               $47,000,000

        United Kingdom (no expiration date)                              970,000

        Germany (no expiration date)                                   1,700,000

     The Company's research and development tax credit carryforward of approximately $570,000 expires in various years from 2005 through 2012 and is subject to limitation due to a change in ownership pursuant to Section 382 of the Internal Revenue Code.

     At December 31, 1996 the Company had available net operating loss carryforwards to reduce future taxable income of approximately $47,000,000. The net operating loss carryforwards expire in various amounts through 2011. The Company's ability to utilize $25,000,000 of its $47,000,000 net operating loss carryforwards is subject to a cumulating, annual limitation of approximately $1,200,000 pursuant to Section 382 of the Internal Revenue Code. The $22,000,000 balance would become subject to limitation (the amount of which would be based on the then value of the Company's outstanding shares) if and when an "ownership change" (as defined in Section 382 of the Internal Revenue Code) were to occur.

Note 13 - Related Party Transactions:

[a]  Employment agreements:

     On April 1, 1996 Innovir entered into an employment agreement with an officer/stockholder ("officer") of Innovir expiring March 31, 1998, whereby the officer has agreed to devote his full business time to Innovir to further develop certain Company technology. The terms of the agreement provide for a base salary of $200,000 per annum, adjusted annually, plus a key performance bonus, as determined by Innovir's Board of Directors (the "Board"). In addition, the agreement provides for the officer to supply certain equipment to Innovir to be used during his term of employment. At the conclusion of employment, the equipment will be returned to the officer.

[b]  Consulting agreements:

     Innovir has several agreements with consultants, two of whom are stockholders ("stockholders/consultants") of Innovir. The consultants perform services for Innovir in consideration for certain fees. The consultants have also agreed to assign to Innovir any inventions, ideas, patents and copyrights conceived if related to Innovir's business and provide other services as defined in agreements. To date, fees paid to the stockholders/consultants have not been material. Future minimum quarterly payments to the stockholders/consultants are approximately $46,000 through March 31, 1998 and $24,000 thereafter through March 31, 2000. Under certain conditions, Innovir may have to pay additional amounts ("patent award"), as defined, in the event the research performed by one of the consultants leads to the issuance of a patent. Patent awards paid to date have not been material.

     In April 1994, the Company retained MKS Enterprises Inc. ("MKS"), an entity 50% owned by one of the then Company's directors, to perform financial and consulting services. In consideration, therefore, the Company paid $62,500 and $112,500, respectively, in 1995 and 1994 and issued 240,000 shares of common stock in December 1994 valued at $75,000. MKS was dissolved in 1995.

[c]  CambES, Ltd:

        In 1994, the Company completed its purchase of 60,060 shares of preferred stock of CambES, Ltd. ("CambES), a U.S. company, for $200,000 and provided $50,000 of additional funding.

        In April 1995, VIMRx acquired the debt and equity interest in CambES held by Venkol Ventures, Ltd. and Venkol Ventures, L.P. (collectively, the "Venkol Entities") for $100,000. The then Chairman of the Company is a general partner of Venkol Ventures General Partners, L.P., which is the general partner of Venkol Ventures, L.P. and a shareholder and advisor to Venkol Ventures, Ltd.

        CambES has no material assets or liabilities at December 31, 1996, December 31, 1995 and December 31, 1994 and no material operations in 1996, 1995 and 1994.


Note 14 - Commitments and Other Matters:

[a]  Research agreements:

        The Company has entered into research fellowships and other agreements with universities and institutions (the "Institutions"). Future payments aggregate approximately $600,000 payable at various dates through June 1998. Under certain conditions, the Company or the Institutions may terminate the respective agreements with 30 or 60 days notice.

[b]  Lease commitments:

Operating leases:

        The Company leases various office and laboratory spaces under noncancelable operating leases and subleases (the "Leases") expiring at periods between May 31, 1999 and June 30, 2001. In addition, the Company leases certain laboratory space on a month-to-month basis. The Leases provide for escalations of the minimum rent during the lease terms.

        The  Company  also  leases   automobiles  and  office   equipment  under
noncancelable operating leases. The Leases expire at various times through June 2001.

Operating leases:  (continued)

         Future minimum rental payments under all operating leases are as follows:

                         Year Ending                 Minimum
                        December 31,              Annual Rental
                        ------------              -------------
                           1997                    $  534,000
                           1998                       553,000
                           1999                       312,000
                           2000                        80,000
                           2001                        39,000
                                                   ----------
                                                   $1,518,000
                                                   ==========

        Rent expense approximated $250,000, $107,000 and $31,000 for the years ended December 31, 1996, December 31, 1995 and December 31, 1994, respectively.

        Innovir was required by the terms of one of the leases to obtain the required approval for the lessor prior to the consummation of the Transaction discussed in Note 2 to the financial statements. Accordingly, the Company may be considered to be in violation of the terms of the amended sublease, which would also trigger certain cross default provisions contained in capital leases obligations. The present value of long-term portion of the capital lease obligations, which may be considered to be in default, totals approximately $40,000. The accompanying financial statements reflect such amount as a current liability.

Capital leases:

        Innovir leases certain equipment under various noncancelable capital lease agreements. Lease terms range from three to five years, after which Innovir has the option to purchase the equipment at amounts defined by the respective lease agreements. In lieu of purchasing the equipment, certain leases may be extended for specified periods, at defined monthly payments. Upon expiration of the extended lease terms, Innovir may purchase the equipment for one dollar or must return the equipment to the lessor.

Capital leases:  (continued)

        Certain capital leases, as amended (the "Amended Leases") contain various covenants which include maintaining a minimum cash level, as defined, of $250,000 during the term of the leases. This covenant indirectly restricts Innovir's ability to pay dividends.

        At December 31, 1996, minimum rental payments under all capital leases, including payments to acquire leased equipment, are as follows:

               Year Ending                             Minimum
               December 31,                         Annual Rental

                  1997                              $   536,000
                  1998                                  357,000
                  1999                                  165,000
                  2000                                   46,000
                  2001                                   36,000
                  ----                                ---------
                                                      1,140,000
               Less amount representing interest        205,000
                                                      ---------
               Present value of net minimum
                 capital lease payments             $   935,000
                                                    ===========

        Leased equipment included as a component of fixed assets was approximately $1,387,000 at December 31, 1996; related accumulated depreciation was approximately $405,000 for the same period. There was no leased equipment at December 31, 1995.


Note 15 - Retirement Plans:

        Innovir adopted the provisions of two defined contribution retirement plans (the Plans"). The terms of the Plans, among other things, allow certain eligible employees who have met certain age and service requirements to participate in the Plans. Innovir has agreed to contribute defined amounts ("Contributions") to the plans. In addition, based upon Innovir's profitability, Innovir may also make discretionary contributions to the Plans. Contributions to date have not been material.

Note 16 - Contingencies:

        During February 1996, Innovir was named as a defendant in an action filed by an investor alleging that Innovir refused to honor the investor's request to convert certain shares of Innovir's common stock. During February 1997, the investor and Innovir settled the action at no material cost to Innovir or to the Company.

        The Company is aware of patents in the United States and Europe held by an unaffiliated third party relating to certain technology which may be infringed by certain of VHL's oligozymes, in which event a license from such third party would be required.


Note 17 - Foreign Operations:

        A summary of financial data of foreign subsidiaries included in the consolidated financial statements as follows:

                                              December 31,
                                       -------------------------
                                          1996            1995
                                       ---------        --------

       Assets                         $  853,000      $  117,000

       Liabilities                       336,000          19,000

       Net Loss                        1,535,000       1,311,000


Note 18 - Subsequent Event:

        On March 7, 1997 the Company entered into a research agreement with the trustees of Columbia University in the City of New York ("Columbia") to fund the Columbia Genome Center ("CGC"). In connection therewith VIMRx Genomics, Inc. was formed (owned 90% by the Company and 10% by Columbia) to provide $30,000,000 ($4.7 million to be paid during the first year in quarterly installments) of funding for CGC related projects over five years. In addition, the Company granted Columbia 200,000 shares of common stock.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on the 31th day of March, 1997.

                                                  VIMRx PHARMACEUTICALS INC.


                                                  By: /s/ Richard L. Dunning
                                                  --------------------------
                                                          Richard L. Dunning
                                                          President and Chief
                                                          Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


    Signature                            Title                       Date

/s/ Richard L. Dunning      President and Chief Executive         March 31, 1997
----------------------      Officer and Director (Principal
Richard L. Dunning          Executive Officer)


/s/ Donald G. Drapkin       Chairman of the Board and Director    March 31, 1997
---------------------
Donald G. Drapkin

/s/ Francis M. O'Connell    Chief Financial Officer (Principal    March 31, 1997
------------------------    Financial and Accounting Officer)
Francis M. O'Connell

/s/ Laurence D. Fink        Director                              March 31, 1997
--------------------
Laurence D. Fink

/s/ Jerome Groopman, M.D.   Director                              March 31, 1997
-------------------------
Jerome Groopman, M.D.

/s/ Linda G. Robinson       Director                              March 31, 1997
---------------------
Linda G. Robinson

/s/ Lindsay A. Rosenwald, M.D.  Director                         March    , 1997
------------------------------
Lindsay A. Rosenwald, M.D.

/s/ Eric Rose, M.D.         Director                              March 31, 1997
-------------------
Eric A. Rose, M.D.

/s/ Michael Weiner, M.D.    Director                              March 31, 1997
------------------------
Michael Weiner, M.D.