Form 10-Q
period 1997-03-31
VIMRX PHARMACEUTICALS INC
filed 1997-05-15
CIK 864009

--------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

                  X QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 1997

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from____________to____________

                           Commission File No. 0-19153

                              ---------------------

                           VIMRx PHARMACEUTICALS INC.
             (Exact name of Registrant as specified in its Charter)
                              ---------------------

         Delaware                                              06-1192468
 (State or other jurisdiction of                            (I.R.S. Employer
  Incorporation or organization)                            Identification No.)

2751 Centerville Road, Suite 210,Wilmington,Delaware                19808
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

         The aggregate number of Registrant's shares outstanding on May 12, 1997 was 54,629,937 shares of Common Stock, $.001 par value.

                   ------------------------------------------

                           VIMRx PHARMACEUTICALS INC.

                                      INDEX

PART I - FINANCIAL INFORMATION                                           Page

     Item 1.    Financial Statements:
                  Consolidated Balance Sheets as of March 31, 1997
                  (unaudited) and December 31, 1996.....................   3

                  Consolidated Statements of Operations (unaudited) for the
                      Three Months Ended March 31, 1997 and 1996,
                      and for the Period from Inception through
                      March 31, 1997....................................   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                      Three Months Ended March 31, 1997 and 1996,
                      and for the Period from Inception through
                      March 31, 1997....................................   5

                  Notes to Financial Statements (unaudited).............   6

     Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...............   7

PART II - OTHER  INFORMATION

     Item 1.  Legal Proceedings........................................    8

     Item 2.  Changes in Securities....................................    8

     Item 3.  Defaults upon Senior Securities..........................    8

     Item 4.  Submission of Matters to a Vote of Security Holders......    8

     Item 5.  Other Information........................................    9

     Item 6.  Exhibits and Reports on Form 8-K.........................    10

SIGNATURES.............................................................    11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                         CONSOLIDATED BALANCE SHEETS

                                               March 31,
                                                1997                December 31,
                                             (unaudited)                1996
                                        -------------------      ---------------

                 ASSETS

Current assets:

     Cash and cash equivalents            $    4,430,000           $   8,611,000
     Short-term investments                   37,252,000              38,300,000
     Other current assets                        283,000                 348,000
                                        ----------------         ---------------
              Total current assets            41,965,000              47,259,000

Equipment - net                                3,044,000               2,650,000
Marketable equity securities                     286,000                 286,000
Other assets                                     261,000                 261,000
Goodwill                                       1,133,000               1,236,000
                                       -----------------         ---------------
              T O T A L                  $    46,689,000            $ 51,692,000
                                       =================         ===============


                              LIABILITIES

Current liabilities:

     Accounts payable and
        accrued expenses                $      1,592,000             $ 1,903,000
     Innovir note payable - warrantholder
        current portion includes accrued
        interest of $5,000                        36,000                  36,000
     Capital lease - current portion             472,000                 472,000
                                          --------------           -------------
              Total current liabilities        2,100,000               2,411,000




Innovir note payable - warrantholder,
     includes accrued interest
     of $39,000                                  227,000                 227,000
Capital leases                                   379,000                 463,000
                                          --------------            ------------
              Total liabilities                2,706,000               3,101,000
                                          --------------            ------------

    Minority interest in subsidiary            1,944,000               2,381,000
                                          --------------            ------------


                          SHAREHOLDERS' EQUITY

Common stock; $0.001 par value, 120,000,000 shares
     authorized, 54,629,937 and 54,429,887 shares
     issued and outstanding at March 31, 1997
     and December 31, 1996 respectively            55,000                54,000
Additional paid-in capital                     90,177,000            89,478,000
Unearned compensation                            (665,000)             (800,000)
Unrealized  (loss) on investment                 (459,000)             (143,000)
Cumulative translation adjustment                 (16,000)               (8,000)
Deficit accumulated during
     the development stage                    (47,051,000)          (42,371,000)
                                           --------------          -------------
               Total shareholders' equity      42,040,000             46,210,000

TOTAL                                     $    46,689,000         $   51,692,000
                                          ===============         ==============


                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                           December 30, 1986
                                            Three months ended March 31,    (inception) to
                                             1997              1996         March 31, 1997
                                         -------------     ------------     --------------

Operating expenses:

    Research and development              $  3,217,000         371,000       $19,156,000
    Purchased research and development       1,200,000           -            15,684,000
    Termination of agreement                      -           (464,000)            -
    Amortization of goodwill                   103,000             -             103,000
    General and administrative               1,597,000         967,000        15,379,000
                                          ------------     ------------     ------------
                                             6,117,000         874,000        50,322,000
                                          ------------     ------------     ------------

Other (income) expenses:

    Royalty payments                           50,000          100,000           350,000
    Interest (income)                        (681,000)         (18,000)       (3,632,000)
    Interest expense                           37,000          106,000           450,000
    Provision for losses on notes receivable                                     135,000
    Investment in and advances to research and
    development entities charged to expense                                      700,000
    Minority interest in net loss of
    consolidated subsidiary                  (947,000)            -            (1,063,000)
    Other - net                               104,000             -              (211,000)
                                           ------------     ------------     ------------
                                           (1,437,000)         188,000         (3,271,000)
                                           ------------     ------------     ------------
NET LOSS                                    4,680,000   $    1,062,000    $    47,051,000
                                          =============   ==============     ============

NET LOSS PER SHARE                        $    .09        $    .05
                                             ========        ========

WEIGHTED AVERAGE NUMBER OF SHARES OF COMMON
STOCK OUTSTANDING                          54,482,634       19,980,850
                                           ==========        ==========


                   VIMRx PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                     Three months ended March 31,
                                                  -----------------------------------
                                                                                                December 30, 1986
                                                                                              (Inception) to March
                                                       1997                1996                    31, 1997
                                                   -----------         -----------            -----------------

Cash flows from operating activities:
    Net (loss)                                     $(4,680,000)       $ (1,062,000)           $   (47,051,000)
    Adjustments to reconcile net (loss) to net
    cash
      (used in) operating activities:
        Depreciation and amortization                  225,000               7,000                    479,000
        Amortization of debt discount                                       46,000                    200,000
        Interest expense settled through
        issuance of stock                                                                              72,000
        Consulting fees settled through
        issuance of stock                                                   41,000                     75,000
        Research and development expenses to be
          settled through the issuance of stock                           (464,000)
        Provision for losses on notes
        receivable                                                                                     135,000
        Investment in and advances to research
        and development entities charged to
          expense                                                                                      700,000
        (Gain) on sale of subsidiaries                                                              (2,889,000)
        Noncash compensation                           135,000                                         714,000
        Purchased in process research and              698,000                                      18,072,000
        development
        Loss from disposal of equipment                                                                 20,000
        Transfer of collaborative rights               509,000                                         509,000
        Deferred financing cost                                              78,000                    310,000
        Minority interest in net loss                (947,000)                                       (1,063,000)
        Changes in operating assets and
        liabilities:
          (Increase) in organization costs                                                              (3,000)
          (Increase) decrease in other current
          assets and other assets                       64,000                23,000                  (135,000)
          Increase (decrease) in accounts
          payable and accrued expenses                (310,000)               118,000                ( 194,000)
                                                   -----------            -----------           ---------------
          Net cash (used in) operating              (4,306,000)           (1,213,000)               (30,049,000)
            activities
                                                   ------------           -----------           ----------------

Cash flows from investing activities:
    Net (purchases) sales of short-term                731,000                                     (37,548,000)
    investments
    Payment for acquisition, net of cash                                                            (2,011,000)
    acquired
    Purchase of marketable securities                                                                 (450,000)
    Purchases of equipment                           (515,000)                                      (1,555,000)
    Proceeds from sale of equipment                                                                     39,000
    Loans to DNA Pharmaceuticals, Inc.                                                                (296,000)
    Repayment of DNA Pharmaceuticals, Inc.                                                             161,000
    loans
    Loans to Ribonetics GmbH                                                                          (600,000)
    Investment in and loan to CambES, Ltd.                                                            (325,000)
            Net cash provided by (used in)
            investing
                                                 --------------         -------------         -------------------
              activities                               216,000                                     (42,585,000)
                                                 --------------         -------------         -------------------

Cash flows from financing activities:
    Proceeds from sales of preferred and
      common stock, net                                                                             24,836,000
    Proceeds from issuance of common stock in
      connection with the exercise of                                      2,094,000                51,111,000
      warrants/options
    Purchase of treasury stock                                                                          (8,000)
   Proceeds from bridge loans                                                                        3,141,000
    Repayment of bridge loans                                                                       (2,500,000)
    Repayment of leased obligations                   (83,000)                                         (83,000)
    Issuance of convertible demand notes                                                               600,000
    payable
    Return of capital                                                                                  (14,000)
                                                 --------------         -------------         -----------------
            Net cash (used in)  financing             (83,000)             2,094,000                77,083,000
            activities
                                                 --------------         -------------         -----------------

Effect of exchange rate changes on cash                (8,000)                                         (19,000)
                                                 --------------         -------------         -----------------

NET INCREASE AND DECREASE  IN CASH AND CASH
    EQUIVALENTS                                    (4,181,000)               881,000                 4,430,000

Cash and cash equivalents at beginning of            8,611,000             2,219,000
period
                                                 --------------         -------------         ------------------

CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                           $4,430,000             3,100,000             $   4,430,000
                                                 ==============         =============         ==================


Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                        $     124,000

                           VIMRx PHARMACEUTICALS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

(1)      Financial Statement Presentation

The unaudited financial statements of VIMRx Pharmaceuticals Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)      Principle of Consolidation

Consolidated Financial Statements include the accounts of VIMRx Pharmaceuticals Inc., Innovir Laboratories, Inc., and all subsidiaries which are at least majority owned. All significant inter-company transactions and balances have been eliminated.

(3)      Cash Flows and Supplemental Cash Flow Disclosures

For purposes of the statements of cash flows, the Company considers investments with original maturities of up to 90 days to be cash equivalents.

(4)      Royalty Payments

Royalty payments represents the annual $50,000 minimum royalty payment under the Company's license agreement with New York University Medical Center and the Weizmann Institute of Science in Israel.

(5)      Research Agreements

On March 7, 1997, the Company entered into a research agreement with Columbia University whereby the Company, through a newly established subsidiary, VIMRx Genomics, Inc., will provide $30 million in funding to Columbia over the next five years at approximately $5 million per year in exchange for the right to exclusively license technology developed by Columbia. Columbia has a 10% interest in VIMRx Genomics, Inc. (valued at $500,000), and has received 200,000 common shares of the Company (valued at $700,000), which collectively ($1.2 million) have been allocated to purchased research and development.

         On March 28, 1997, the Company entered into a research agreement with Columbia University whereby the Company will provide $2.7 million in funding over 3 years to research and develop Blood Factor IXai.

                           VIMRx PHARMACEUTICALS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The Company is in the development stage and has had no operating revenues since its organization in December 1986.

Three Months Ended March 31, 1997 and 1996

Total operating expenses increased by $5,243,000, or 600%, due to a $2,846,000 increase in research and development expenses, a $1,200,000 purchased research and development charge, a $630,000 increase in general and administrative expenses, a $464,000 credit for termination of agreement recorded in 1996 and a $103,000 amortization of goodwill.

Research and development expenses increased $2,846,000 due to the inclusion of the New York operations of Innovir Laboratories, Inc. ("Innovir"), a majority interest of which was acquired by the Company on December 23, 1996 ($1,046,000), increased operations in Europe ($390,000), funding paid under the collaboration agreement with Columbia University by VIMRx Genomics Inc. ($1,175,000) and increases in expenses related to clinical trials and other expenses.

The purchased research and development ($1,200,000) relates to the issuance of common stock of the Company and VIMRx Genomics Inc. to Columbia University, and reflects the value placed on the ongoing research and development made available to the Company.

General and administrative expenses increased $630,000 (65%) principally due to the inclusion of Innovir's operations ($550,000) and increased compensation expenses net of decreases in director's consulting fees and legal fees.

Goodwill, which was recorded in the acquisition of Innovir, will be amortized over three years.

Interest income increased $663,000 (368%), due to an increase in funds available for investment (see "Liquidity and Capital Resources") and a higher effective interest rate. Interest expense decreased $69,000 (65%) due to the repayment of a bridge loan in June 1996.

The minority interest in the net loss of consolidated subsidiaries ($947,000) results from the interest of minority stockholders in Innovir and VIMRx Genomics, Inc., two of the Company's subsidiaries.

Other  expenses   increased   $104,000  due  to  capital  losses  on  short-term
investments.

The foregoing resulted in a $3,618,000 increase in the net loss for the three month period ended March 31, 1997.

Liquidity and Capital Resources

         The Company is in the development stage, has realized no operating revenues and has financed its operations through the sale of its securities.

         The Company had $41,682,000 in cash, cash equivalents and marketable securities held for sale at March 31, 1997, as compared to $46,911,000 at December 31, 1996 and working capital of $39,865,000 at March 31, 1997, as compared to $44,848,000 at December 31, 1996. The decrease in cash and working capital position results from the funds expended in operations and the expansion and upgrade of Innovir's laboratory facilities.

         The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash, cash equivalents and marketable securities held for sale is sufficient to fund its operations for over two years, assuming no capital infusions or revenues are received (it is management's belief, however, that such capital infusions and revenues will occur). Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not applicable.

Item 2. Change in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

         On March 28, 1997, Registrant acquired an exclusive worldwide license from Columbia University with respect to Blood Factor IXai protein in consideration for $100,000 and future royalties. Concurrently, Registrant entered into a research agreement to provide Columbia $2.7 million in funding in quarterly installments over a three-year period for the research and development of Blood Factor IXai. One of the individuals directing research under such agreement is Eric A. Rose, M.D., a director of Registrant. In pre-clinical studies, Blood Factor IXai has demonstrated the ability to selectively prevent blood clots that can lead to stroke during surgery while reducing the potential for bleeding complications associated with currently available anti-coagulation therapies. Eric A. Rose, M.D., a director of Registrant, is a Surgeon-in-Chief at Columbia Presbyterian Medical Center In New York, an affiliate of Columbia, and has served as Chairman of the Department of Surgery at the College of Physicians and Surgeons of Columbia since 1984 and as a Director of the Division of Cardiothoracic Surgery of the Department since 1990. Michael Weiner, M.D., a director of Registrant, is the Hellinger Professor of Clinical Pediatrics at Columbia's College of Physicians and Surgeons and is an attending physician at Columbia Presbyterian Medical Center.

         In May 1997, Registrant entered into an employment agreement with Richard E. Kouri, Ph.D., pursuant to which Dr. Kouri serves as Senior Vice President, Research, of Registrant, and as Chief Executive Officer of Genomics, Inc. ("Genomics"), Registrant's 90%-owned subsidiary. The agreement provides for a base annual salary of $160,000 and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Dr. Kouri's base compensation. Dr. Kouri is entitled to four weeks' vacation and to participate in Registrant's medical, dental, life and long-term disability insurance and other benefit programs. Dr. Kouri also will be reimbursed for all reasonable expenses incurred by him in relocating to New York. Pursuant to the agreement, Dr. Kouri was granted stock options to purchase 75,000 shares of Common Stock at an exercise price of $2.125 per share (the closing price of the Common Stock on The Nasdaq Stock Market on the date immediately preceding the date of grant), exercisable cumulatively at the rate of 25,000 shares (33%) per annum commencing May 5, 1998 (one year from the date of grant). In addition, Dr. Kouri will be granted a stock option to purchase shares of Common Stock of Genomics. Dr. Kouri's employment may be terminated by Registrant for cause, or without cause upon 60 days' notice by either Registrant or Dr. Kouri. In the event Dr. Kouri's employment is terminated by Registrant without cause, or in the event Dr. Kouri terminates his employment following certain actions by Registrant (including a material reduction in Dr. Kouri's duties or a relocation of Registrant's principal offices), Dr. Kouri is entitled to receive a severance payment equal to twelve months' of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that Registrant may obtain "key man" life insurance on the life of Dr. Kouri for Registrant's benefit. Dr. Kouri received a $30,000 signing bonus upon execution of the agreement.

Item 6.  Exhibits and Reports on Form 8-K.

a) Exhibits:

               10.22 Copy of Factor IX Research Agreement dated March 28, 1997 between Registrant and The Trustees of Columbia University in the City of New York.

               10.23 Copy of Employment Agreement dated May 5, 1997 between Registrant and Richard E. Kouri, Ph.D.


b) Reports on Form 8-K:

                  Pursuant  to a Report on Form 8-K filed on January 4, 1997 (as amended on Form 8-K/A filed on March 10, 1997), Registrant reported acquiring an approximate 66% ownership interest in Innovir Laboratories Inc. (Nasdaq
SmallCap: INVR) pursuant to an agreement dated November 21, 1996, as amended.

                  Pursuant to a Report on Form 8-K filed on March 24, 1997, Registrant reported entering into a research and development agreement with Columbia University whereby Registrant, through an newly established subsidiary, VIMRx Genomic Inc., 90%-owned by Registrant and 10%-owned by Columbia, will provide $30 million in funding over a five-year period to the Columbia Genome Center.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1997


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