Form 10-Q
period 1997-06-30
VIMRX PHARMACEUTICALS INC
filed 1997-08-14
CIK 864009

--------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes [X} No   [ ]


     The aggregate number of Registrant's shares outstanding on August 11, 1997 was 55,358,676 shares of Common Stock, $.001 par value.

                         -------------------------------

                           VIMRX PHARMACEUTICALS INC.

                                      INDEX


PART I - FINANCIAL INFORMATION                                             Page

     Item 1.    Financial Statements:
                  Consolidated Balance Sheets as of June 30, 1997
                      (unaudited) and December 31, 1996..................     3

                  Consolidated Statements of Operations (unaudited) for the
                      Three and Six Months Ended June 30, 1997 and 1996,
                      and for the Period from Inception through
                      June 30, 1997......................................     4

                  Consolidated Statements of Cash Flows (unaudited) for the
                      Six Months Ended June 30, 1997 and 1996,
                      and for the Period from Inception through
                      June 30, 1997......................................     5

                  Notes to Financial Statements (unaudited)..............     6

     Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................     8

PART II - OTHER  INFORMATION

     Item 1.  Legal Proceedings..........................................    10

     Item 2.  Changes in Securities......................................    10

     Item 3.  Defaults upon Senior Securities............................    10

     Item 4.  Submission of Matters to a Vote of Security Holders........    10

     Item 5.  Other Information..........................................    12

     Item 6.  Exhibits and Reports on Form 8-K...........................    12

SIGNATURES...............................................................    14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   VIMRX PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)
                        (In thousands except share data)

                           CONSOLIDATED BALANCE SHEETS

                                          June 30,
                                            1997                December 31,
                                        (unaudited)                 1996
                                        ------------           -------------
                      ASSETS

Current assets:

     Cash and cash equivalents          $  2,445                $   8,611
     Short-term investments               34,372                   38,300
     Other current assets                    246                      348
                                        --------                 --------
              Total current assets        37,063                   47,259


Equipment - net                            3,096                    2,650
Marketable equity securities                 286                      286
Other assets                                 292                      261
Goodwill                                   1,030                    1,236
                                        --------                 --------
              T O T A L                 $ 41,767                $  51,692
                                        ========                 ========

                              LIABILITIES

Current liabilities:
     Accounts payable and accrued       $  1,845               $   1,903
       expenses
     Term note payable - warrantholder        36                      36
     Capital leases                          472                     472
                                        --------                 -------
              Total current liabilities    2,353                   2,411


Term note payable - warrantholder            227                     227
Capital leases                               292                     463
                                        --------                 -------
              Total liabilities            2,872                   3,101
                                        --------                 -------


   Minority interest in subsidiary         1,035                   2,381
                                        --------                 -------


                          SHAREHOLDERS' EQUITY

Common stock;  $0.001 par value,  120,000,000 shares
   authorized,  55,187,387 and  54,429,887 shares
   issued and outstanding at June 30, 1997
   and December 31, 1996, respectively         55                     54
Additional paid-in capital                 90,649                 89,478
Unearned compensation                        (534)                  (800)
Unrealized  (loss) on investment             (167)                  (143)
Cumulative translation adjustment             (65)                    (8)
Deficit accumulated during the development
   stage                                  (52,078)               (42,371)
                                         --------                -------
      Total shareholders' equity     .     37,860                 46,210
                                         --------                -------
                T O T A L                $ 41,767              $  51,692
                                         ========              =========

                                       3


                   VIMRX PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)
                      (In thousands except per share data)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                        Three Months Ended                    Six Months Ended
                                             June 30,                             June 30,               December 30, 1986
                                     ------------------------              ----------------------          (inception) to
                                        1997          1996                     1997        1996            June 30, 1997
                                     ---------     ----------              -----------   ---------       -----------------
Operating expenses:
    Research and development          $  3,497      $   606               $     6,714   $     976           $   22,653

    Purchased research and development     600        2,942                     1,800       2,942               16,284

    Termination of Agreement                -            -                         -         (464)                 -

    General and administrative           2,528        1,156                     4,128       2,124               17,910
                                     ---------     --------                 ---------    --------              -------
                                         6,525        4,704                    12,642       5,578               56,847
                                     ---------     --------                 ---------    --------              --------

Other (income) expenses:

    Royalty payments                       50            -                        100        100                   400

    Interest (income)                    (601)          (77)                   (1,282)       (95)               (4,233)

    Interest expense                       46           213                        83        319                   496

    Provision for losses
      on notes receivable                  -             -                          -         -                    135

    Investment in and advances to
      research and development entities
      charged to expense                   -             -                          -         -                    700

    Minority interest in net loss of
    consolidated subsidiary              (929)           -                      (1,876)       -                 (1,992)

    Other - net                           (64)           -                          40        -                   (275)
                                      ---------     --------                 ---------    --------              --------
                                       (1,498)          136                     (2,935)       324                (4,769)
                                      ---------     --------                 ---------    --------              --------
NET LOSS                             $  5,027       $ 4,840                  $   9,707    $ 5,902              $ 52,078
                                     ==========     ========                 ==========   ========             =========

NET LOSS PER SHARE                   $    .09       $   .11                  $     .18    $   .18
                                      ---------     --------                 ---------    --------
WEIGHTED AVERAGE NUMBER OF SHARES
   OF COMMON STOCK OUTSTANDING       54,770,848    43,157,768                54,626,741   32,336,359
                                    ===========   ===========               ===========   ==========




                   VIMRX PHARMACEUTICALS INC. and Subsidiaries
                        (a development stage enterprise)
                                 (In thousands)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                      Six months ended June 30,                 December 30, 1986
                                                ------------------------------------              (Inception) to
                                                     1997                   1996                   June 30, 1997
                                                 --------------         -------------         --------------------
Cash flows from operating activities:
     Net loss                                      $    (9,707)            $  (5,902)                 $   (52,078)
     Adjustments to reconcile net (loss) to net cash
     (used in) operating activities:
           Depreciation and amortization                   514                    10                          768
           Amortization of debt discount                                         198                          200
           Interest expense settled through
               issuance of stock                                                                               72
           Consulting fees settled through
               issuance of stock                                                  41                           75
           Research and development expenses to be
               settled through the issuance of stock                            (464)
           Provision for losses on notes receivable                                                           135
           Investment in and advances to research and
               development entities charged to expense                                                        700
           (Gain) on sale of subsidiaries                                                                 (2,889)
           Noncash compensation                            266                                                845
           Purchased in process research and
               development                               1,200                 1,787                       18,574
           Loss from disposal of equipment                                                                     20
           Deferred financing cost                                               310                          310
           Minority interest in net loss               (1,846)                                             (1,962)
           Changes in operating assets and liabilities:
                 (Increase) in organization costs                                                              (3)
                 (Increase) decrease in other
                      current assets and other assets      70                     42                         (129)
                 Increase (decrease) in accounts
                      payable and accrued expenses        (58)                    74                           58
                                                 --------------         -------------                -------------
           Net cash (used in) operating
               activities                              (9,561)                (3,904)                     (35,304)
                                                 --------------         -------------                -------------

Cash flows from investing activities:
     Net (purchases) sales of short-term
          investments                                    3,904                                           (34,375)
     Payment for acquisition, net of cash acquired                                                        (2,011)
     Purchase of marketable securities                                                                      (450)
     Purchases of equipment                              (754)                 (385)                      (1,794)
     Proceeds from sale of equipment                                                                          39
     Loans to DNA Pharmaceuticals, Inc.                                                                     (296)
     Repayment of DNA Pharmaceuticals, Inc. loans                                                            161
     Loans to Ribonetics GmbH                                                                               (600)
     Investment in and loan to CambES, Ltd.                                                                 (325)
                                                 --------------         -------------         --------------------
 Net cash provided by (used in) investing
          activities                                     3,150                 (385)                     (39,651)
                                                 --------------         -------------         --------------------

Cash flows from financing activities:
     Proceeds from sales of preferred and
         common stock, net                                                     4,200                       24,836
     Proceeds from issuance of common stock in
         connection with the exercise of
         warrants/options                                  472                51,873                       51,583
     Purchase of treasury stock                                                                               (8)
     Proceeds from bridge loans                                                                             3,141
     Repayment of bridge loans                                               (2,000)                      (2,500)
     Repayment of leased obligations                     (171)                                              (171)
     Issuance of convertible demand notes
          payable                                                                                            600
     Return of capital                                                                                       (14)
                                                 --------------         -------------         --------------------
      Net cash provided by financing activities           301                54,073                       77,467
                                                 --------------         -------------         --------------------
Effect of exchange rate used in changes on cash           (56)                                               (67)
                                                 --------------         -------------         --------------------

NET INCREASE (DECREASE)  IN CASH AND CASH
     EQUIVALENTS                                       (6,166)                49,784                        2,445

Cash and cash equivalents at beginning of                8,611                2,219
period
                                                 --------------         -------------         --------------------
CASH AND CASH EQUIVALENTS AT END OF
    PERIOD                                          $    2,445             $ 52,003                 $       2,445
                                                 ==============         =============         ====================

                           VIMRX PHARMACEUTICALS INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (unaudited)

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

(2       Principle of Consolidation
      Consolidated Financial Statements include the accounts of VIMRX Pharmaceuticals Inc., Innovir Laboratories, Inc., and all subsidiaries which are at least majority owned. All significant inter-company transactions and balances have been eliminated.

(3)      Cash Flows and Supplemental Cash Flow Disclosures

      For purposes of the statements of cash flows, the Company considers investments with original maturities of up to 90 days to be cash equivalents.

(4)      Royalty Payments

      Royalty payments represents the annual $100,000 minimum royalty payment under the Company's license agreement with New York University Medical Center and the Weizmann Institute of Science in Israel.

(5)      Research Agreements

      On March 7, 1997, the Company entered into a research agreement with Columbia University whereby the Company, through a newly established subsidiary, VIMRX Genomics, Inc., will provide $30 million in funding to Columbia over the next five years at approximately $6 million per year in exchange for the right to exclusively license technology developed by Columbia. Columbia has a 10% interest in VIMRX Genomics, Inc. (valued at $500,000), and has received 200,000 common shares of the Company (valued at $700,000), which collectively ($1.2 million) have been allocated to purchased research and development.

      On March 28, 1997, the Company entered into a research agreement with Columbia University whereby the Company will provide $2.7 million in funding over 3 years to research and develop Blood Factor IXai.

      During the second quarter of 1997, the Company acquired the rights to two compounds, Blood Factor IXai (VM201) and a wound healing compounds (VM301) for cash payments aggregating $400,000. These payments and fees paid in relation to the agreement between Columbia and VGI ($200,000) were allocated to purchased research and development ($600,000).

(6)       Letter of Intent

      On June 12, 1997, the Company signed a letter of intent with Baxter Healthcare Corporation to form a new company to acquire the assets and licenses of Baxter's Immunotherapy Division.

      Pursuant to the letter of intent, the Company and Baxter will form a new company, yet to be named, into which the assets of Baxter's Immunotherapy Division will be transferred. VIMRX will hold a majority ownership (80%) position in the new company and Baxter will hold a minority ownership (20%) position. VIMRX will issue to Baxter 11 million shares of common stock and convertible preferred shares with a nominal value of $40 million. To the extent the 11 million shares of common stock are worth less than $50 million at the time of closing, Baxter will receive additional convertible preferred shares. The conversion price for the preferred shares will be determined according to the closing prices of VIMRX's common stock within an 18 month period following the closing of the transaction, subject to a floor of $5.50 per share and a ceiling of $7.50 per share. Baxter will provide $20 million and VIMRX will provide $10 million to the new company as initial operating funds. The new company will pay Baxter milestone payments, related to regulatory approvals, of up to $21 million over several years. Baxter will retain its exclusive license to the CD34 antibody used in selection technology and sublicense it to the new company. Baxter will have one representative on the new company's board of directors and one representative on VIMRX's board of directors. The terms included in the letter of intent are subject to the signing of a definitive agreement between VIMRX and Baxter and the approval by the boards of directors of VIMRX and Baxter and the stockholders of VIMRX, which is anticipated to occur in the third quarter of 1997.

(7)       New Accounting Pronouncements

      In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus, earnings per common share is equal to basic earnings per share as computed under SFAS No.128.

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

Three Months Ended June 30, 1997 and 1996

Total operating expenses increased by $1,821,000, or 39%, due to a $2,891,000 increase in research and development expenses, a $2,342,000 decrease in purchased research and development, a $1,169,000 increase in general and administrative expenses and $103,000 amortization of goodwill.

Research and development expenses increased $2,891,000 due to the inclusion of the New York operations of Innovir Laboratories, Inc. ("Innovir"), a majority interest of which was acquired by the Company on December 23, 1996 ($1,050,000), increased operations in Europe ($447,000), funding paid under the collaboration agreement with Columbia University by VIMRX Genomics Inc. ($1,175,000) and increases in expenses related to clinical trials and other expenses.

The purchased research and development incurred for the three months ended June 30, 1997 ($600,000) relates to payments made to acquire rights to two compounds and fees paid in relation to ongoing research and development made available to VIMRX Genomics, Inc. by Columbia University. In 1996, the purchased research and development expense related to the acquisition of Ribonetics GmbH ($2,942,000).

General and administrative expenses increased $1,169,000 (101%) principally due to the inclusion of Innovir's operations ($609,000) and increased compensation expenses net of decreases in director's consulting fees and legal fees ($560,000).

Goodwill, which was recorded in the acquisition of Innovir, will be amortized over three years.

Interest income increased $524,000 (680%), due to an increase in funds available for investment (see "Liquidity and Capital Resources") and a higher effective interest rate. Interest expense decreased $167,000 (78%) due principally to the repayment of a bridge loan in June 1996.

The minority interest in the net loss of consolidated subsidiaries ($929,000) results from the interest of minority stockholders in Innovir and VIMRX Genomics, Inc., two of the Company's subsidiaries.

Other income expenses increased $64,000 due to capital losses on short-term investments.

The foregoing resulted in a $187,000 (4%) increase in the net loss for the three month period ended June 30, 1997.

Six Months Ended June 30, 1997 and 1996

Operating expenses for the six months ended June 30, 1997 increased $7,064,000 (127%) from the same period in 1996, due principally to acquisitions of companies and technologies made at various times during 1996 and 1997. During that period, research and development expenses increased $5,738,000 (588%), general and administrative expenses increased $1,798,000 (85%) and amortization of goodwill was recorded at $206,000. These increases were offset by a $1,142,000 (39%) decrease in purchased research and development. In addition, the 1996 period experienced a one-time $464,000 credit for termination of agreement.

The $5,738,000 increase in research and development expense resulted from the acquisition of Innovir Laboratories, Inc. which was included in the financial statements from the date of acquisition, December 23, 1996 ($2,096,000), increased operations in Europe ($952,000), funding paid under the collaboration agreement with Columbia University by VIMRX Genomics, Inc. ($2,350,000) and increases in expenses related to clinical trials and other expenses.

General and administrative expenses increased $1,798,000 principally due to the inclusion of Innovir's operations ($1,327,000) and increased compensation expense, net of decreased legal, financing and other costs.

Goodwill, which was recorded in the acquisition of Innovir, is being amortized over three years.

The purchased research and development expense recorded for the six months ended June 30, 1997 ($1,800,000) relates to the issuance of common stock of the Company to Columbia University, the purchase of compound VM 201 from Columbia University and the purchase of compound VM 301. The purchased research and development expense recorded for the six months ended June 30, 1996 relates to the acquisition of Ribonetics GmbH ($2,942,000).

Interest income increased $1,187,000, due to an increase in funds available for investment and a higher effective interest rate. Interest expenses decreased $236,000 (74%) due to the bridge loan that was repaid in June 1996.

The minority interest in the net loss of consolidated subsidiaries ($1,876,000) results from the interest of minority stockholders in Innovir and VIMRX Genomics, two of the Company's subsidiaries.

Other expenses of $40,000 is due to capital losses on short-term investments.

The foregoing resulted in a $3,805,000 increase in the net loss for the six months ended June 30, 1997.

Liquidity and Capital Resources

The Company is in the development stage, has realized no operating revenues and has financed its operations through the sale of its securities.

The Company had $36,817,000 in cash, cash equivalents and marketable securities held for sale at June 30, 1997, as compared to $46,911,000 at December 31, 1996 and working capital of $34,710,000 at June 30, 1997, as compared to $44,848,000 at December 31, 1996. The decrease in cash and working capital position results from the funds expended in operations and the expansion and upgrade of Innovir's laboratory facilities.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash, cash equivalents and marketable securities held for sale is sufficient to fund its operations for about two years, assuming no capital infusions or revenues are received (it is management's belief, however, that such capital infusions and revenues will occur). Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.



Part II - OTHER INFORMATION



Item 1.  Legal Proceedings.

Not Applicable.



Item 2.  Changes in Securities.

Not applicable.



Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  On June 24, 1997, the stockholders of VIMRX Pharmaceuticals Inc. ("VIMRX" or the "Company") held their Annual Meeting in New York City. The holders of 45,298,248 shares of Common Stock were present or represented by proxy, out of 54,642,437 shares of Common Stock issued and outstanding on May 9, 1997, the record date for the Annual Meeting and, accordingly, a quorum was present and matters were voted on as follows:

a. By plurality  vote,  the  following  persons  were  elected  directors of the
Company:

                                                     For                Withheld
     Donald G. Drapkin                            45,069,625             228,623
     Richard L. Dunning                           45,083,765             214,488
     Eric A. Rose, M.D.                           45,083,765             214,488
     Laurence D. Fink                             45,083,765             214,488
     Jerome Groopman, M.D.                        45,083,765             214,488
     Linda G. Robinson                            45,083,765             214,488
     Lindsay A. Rosenwald, M.D.                   45,082,765             215,483
     Michael Weiner, M.D.                         45,083,765             214,488



b. Certain amendments to the Company's 1990 Incentive and Non-Incentive Stock Option Plan to conform the plan to certain statutory and regulatory developments and to provide the Board of Directors and the Compensation Committee with greater flexibility in determining the terms and conditions of options, were approved. Votes totaling 34,081,376 were in favor of the amendments, 4,084,847 were against them, 458,824 abstained, and there were no broker non-votes.

c. Approval of the Company's 1997 Stock Option Plan was approved. Votes totaling 44,922,919 were in favor of the plan, 190,179 were against it, 185,150 abstained, and there were no broker non-votes.

d. Ratification of the appointment of KPMG Peat Marwick, LLP as independent auditors for the year ending December 31, 1997 also passed. Votes totaling 44,922,919 were in favor of the ratification, 190,179 were against it, 185,150 abstained, and there were no broker non-votes.

Item 5.  Other Information.

In June 1997, the Company entered into a letter of intent with Baxter Healthcare Corporation ("Baxter"), the principal U.S. operating subsidiary of Baxter International Inc. (NYSE: BAX) to form a new cell therapy company to develop innovative treatments for cancer and other life-threatening diseases. The proposed alliance would combine Baxter's ex vivo cellular selection and storage business with the Company's access to genomics technology to create a leading comprehensive ex vivo and gene therapy enterprise.

Pursuant  to the  letter of  intent,  the  Company  and  Baxter  will form a new company, yet to be named, into which the assets of Baxter's Immunotherapy Division will be transferred. VIMRX will hold a majority ownership (80%)
position in the new company and Baxter will hold a minority ownership (20%) position. VIMRX will issue to Baxter 11 million shares of common stock and convertible preferred shares with a nominal value of $40 million. To the extent the 11 million shares of common stock are worth less than $50 million at the time of closing, Baxter will receive additional convertible preferred shares. The conversion price for the preferred shares will be determined according to the closing prices of VIMRX's common stock within an 18 month period following the closing of the transaction, subject to a floor of $5.50 per share and a ceiling of $7.50 per share. Baxter will provide $20 million and VIMRX will provide $10 million to the new company as initial operating funds. The new company will pay Baxter milestone payments, related to regulatory approvals, of up to $21 million over several years. Baxter will retain its exclusive license to the CD34 antibody used in selection technology and sublicense it to the new company. Baxter will have one representative on the new company's board of directors and one representative on VIMRX's board of directors. The terms included in the letter of intent are subject to the signing of a definitive agreement between VIMRX and Baxter and the approval by the boards of directors of VIMRX and Baxter and the stockholders of VIMRX, which is anticipated to occur in the third quarter of 1997.

In July 1997, the Company's 2,399,993 outstanding Common Stock Purchase Warrants (the "Warrants") commenced trading on The Nasdaq National Market. Each Warrant entitles the registered holder to purchase one shares of Common Stock at an exercise price of $1.50 per share at any time through January 20, 2006.


Item 6.  Exhibits and Reports on Form 8-K.


a) Exhibits:

         None.

b) Reports on Form 8-K:

Pursuant to a Report on Form 8-K filed on May 21, 1997, the Company reported that Richard A. Eisner & Company LLP, who previously served as the independent auditors of the Company, were dismissed upon recommendation of the Audit Committee effective May 16, 1997, and replaced by KPMG Peat Marwick, LLP. The Company reported that at no time did any report on the financial statements of the Company by Richard A. Eisner & Company, LLP contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles. The decision to change accountants was occasioned by the developments of the past year, and not by any disagreement or advice given on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In particular, in light of the acquisition by the Company of a controlling interest in Innovir Laboratories, Inc. the Audit Committee concluded that it would be most efficient and in the best interests of both Innovir and the Company for the same auditors to audit both companies. The Company solicited proposals from four auditing firms, including Richard A. Eisner & Company, LLP. KPMG Peat Marwick LLP was chosen as a result of this process, and was engaged by the Company as its principal auditors on May 16, 1997.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997


                           VIMRX PHARMACEUTICALS INC.
                             a Delaware Corporation
                                  (Registrant)





                                 By:  __/s/ Richard L. Dunning
                                        Richard L. Dunning
                                        President and
                                        Chief Executive Officer


                                 By:  __/s/  Francis M. O'Connell
                                        Francis M. O'Connell
                                        Chief Accounting Officer