Form 10-Q
period 1997-09-30
VIMRX PHARMACEUTICALS INC
filed 1997-11-14
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                           ------------------------

                                   FORM 10-Q

            __X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                      OR

            _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to _____

                          Commission File No. 0-19153

                           ------------------------

                          VIMRX PHARMACEUTICALS INC.
            (Exact name of Registrant as specified in its Charter)

                           ------------------------

                Delaware                              06-1192468
     (State or other jurisdiction of                (IRS Employer
      Incorporation of organization)             Identification No.)


         2751 Centerville Road, Suite 210, Wilmington, Delaware 19808
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (302) 998-1734


    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or four such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X   No
                                    -----   -----


    The aggregate number of Registrant's shares outstanding on November 10, 1997 was 55,498,626 shares of Common Stock, $.001 par value.

                           ------------------------

                          VIMRX PHARMACEUTICALS, INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                                         Page
                                                                                       ----
     Item 1.  Financial Statements:
                  Consolidated Balance Sheets as of September 30, 1997
                       (unaudited) and December 31, 1996..............................   3

                  Consolidated Statements of Operations (unaudited) for the
                       Three and Nine months ended September 30, 1997 and 1996,
                       and for the Period from Inception through September 30,
                       1997...........................................................   4

                  Consolidated Statements of Cash Flows (unaudited) for the
                       Nine months ended September 30, 1997 and 1996, and for
                       the Period from Inception through September 30, 1997...........   5

                  Notes to Financial Statements (unaudited)...........................   6

     Item 2.  Management's Discussion and analysis of Financial
                 Condition and Results of Operations..................................   9

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.......................................................  11

     Item 2.  Changes in Securities...................................................  11

     Item 3.  Defaults upon Senior Securities.........................................  11

     Item 4.  Submission of Matters to a Vote of Security Holders.....................  11

     Item 5.  Other Information.......................................................  12

     Item 6.  Exhibits and Reports on Form 8-K........................................  13

SIGNATURES             ...............................................................  14

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                  VIMRX PHARMACEUTICALS INC. and Subsidiaries
                       (a development stage enterprise)
                       (In thousands except share data)

                          CONSOLIDATED BALANCE SHEETS

                                                                 September 30,
                                                                     1997                 December 31,
                                                                 (unaudited)                  1996
                                                               ---------------          ---------------
                           ASSETS
Current assets:
   Cash and cash equivalents                                   $         2,235          $         8,611
   Short-term investments                                               31,391                   38,300
   Other current assets                                                    121                      348
                                                               ---------------          ---------------
        Total current assets                                            33,747                   47,259

Equipment - net                                                          2,917                    2,650
Marketable equity securities                                               286                      286
Other assets                                                               351                      261
Goodwill                                                                   927                    1,236
                                                               ---------------          ---------------
        TOTAL                                                  $        38,228          $        51,692
                                                               ===============          ===============

                       LIABILITIES
Current liabilities:
   Accounts payable and accrued expenses                       $         1,264          $         1,903
   Term note payable - warrantholder                                        36                       36
   Capital leases                                                          472                      472
                                                               ---------------          ---------------
        Total current liabilities                                        1,772                    2,411

Team note payable - warrantholder                                          227                      227
Capital leases                                                             194                      463
                                                               ---------------          ---------------
        Total liabilities                                                2,193                    3,101
                                                               ---------------          ---------------

Minority interest in subsidiary                                            968                    2,381
                                                               ---------------          ---------------

                   SHAREHOLDER'S EQUITY
Common stock; $0.001 par value, 120,000,000 shares
   authorized, 55,498,626 and 54,429,887 shares
   issued and outstanding at September 30, 1997
   and December 31, 1996, respectively                                      56                       54
Additional paid-in capital                                              90,919                   89,478
Unearned compensation                                                     (491)                    (800)
Unrealized (loss) on investment                                            (47)                    (143)
Cumulative translation adjustment                                          (44)                      (8)
Deficit accumulated during the development stage                       (55,326)                 (42,371)
                                                               ---------------          ---------------
        Total shareholder's equity                                      35,067                   46,210
                                                               ---------------          ---------------
        TOTAL                                                  $        38,228          $        51,692
                                                               ===============          ===============

                  VIMRX PHARMACEUTICALS INC. and Subsidiaries
                       (a development stage enterprise)
                       (In thousands except share data)
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Three Months Ended           Nine Months Ended
                                                            September 30,                September 30,         December 30, 1986
                                                     --------------------------   -------------------------      (inception) to
                                                         1997          1996           1997         1996        September 30, 1997
                                                     ------------  ------------   ------------  -----------    ------------------
Operating expenses:
   Research and development                         $       3,379 $         717  $      10,093 $      1,693   $            26,032
   Purchased research and development                          --           163          1,800        3,105                16,284
   Termination of Agreement                                    --            --             --        (464)                    --
   General and administrative                               1,517           782          5,645        2,906                19,427
                                                     ------------  ------------   ------------  -----------    ------------------
                                                            4,896         1,662         17,538        7,240                61,743
                                                     ------------  ------------   ------------  -----------    ------------------

Other (income) expenses:
   Royalty payments                                            --            --            100          100                   400
   Interest (income)                                        (527)         (736)        (1,809)        (831)               (4,760)
   Interest expense                                            35                          118          319                   531
   Provision for losses on notes receivable                    --            --             --           --                   135
   Investment in and advances to research and
     development entities charged to expense                   --            --             --           --                   700
   Minority interest in net loss of consolidated
     subsidiary                                           (1,086)            --        (2,962)           --               (3,078)
  Other -- net                                               (70)          (47)           (30)         (46)                 (345)
                                                     ------------  ------------   ------------  -----------    ------------------
                                                          (1,648)         (783)        (4,583)        (458)               (6,417)
                                                     ------------  ------------   ------------  -----------    ------------------

NET LOSS                                            $       3,248 $         879  $      12,955 $      6,782   $            55,326
                                                     ============  ============   ============  ===========    ==================

NET LOSS PER SHARE                                  $         .06 $         .02  $         .24 $        .19
                                                     ------------  ------------   ------------  -----------
WEIGHTED AVERAGE NUMBER OF SHARES
 OF COMMON STOCK OUTSTANDING                           55,311,877    51,334,833     54,856,335   35,149,061
                                                     ============  ============   ============  ===========

                  VIMRX PHARMACEUTICALS INC. and Subsidiaries
                       (a development stage enterprise)
                     (In thousands except per share data)
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                                December 30, 1986
                                                                            Nine months ended September 30,       (inception) to
                                                                          -----------------------------------    September 30,
                                                                                1997               1996                1997
                                                                          ----------------   ----------------    ----------------
Cash flows from operating activities:
   Net loss                                                               $      (12,955)    $       (6,782)     $      (55,326)
   Adjustments to reconcile net(loss) to net cash
   (used in) operating activities:
      Depreciation and amortization                                                  794                 31               1,048
      Amortization of debt discount                                                                     198                 200
      Interest expense settled through issuance of stock                                                                     72
      Consulting fees settled through issuance of stock                                                 149                  75
      Research and development expenses to be settled through
         the issuance of stock                                                                         (464)
      Provision for losses on notes receivable                                                                              135
      Investment in and advances to research and development
         entities charged to expense                                                                                        700
      (Gain) on sale of subsidiaries                                                                                     (2,889)
      Noncash compensation                                                           309                                    888
      Purchased in process research and development                                1,200              1,562              18,574
      Loss from disposal of equipment                                                                                        20
      Deferred financing cost                                                                           310                 310
      Minority interest in net loss                                               (1,913)                                (2,029)
      Changes in operating assets and liabilities:
         Decrease in prepayment under research contracts
         (Increase) in organization costs                                                                                    (3)
         Decrease in other current assets and other assets                           136                 65                 (63)
         Increase (decrease) in accounts payable and accrued
             expenses                                                               (641)                18                (525)
                                                                           ---------------    ---------------     ---------------
      Net cash (used in) operating activities                                    (13,070)            (4,913)            (38,813)
                                                                           ---------------    ---------------     ---------------

Cash flows from investing activities:
   Net (purchases) sales of short-term investments                                 7,006            (48,386)            (31,273)
   Payment for acquisition, net of cash acquired                                                                         (2,011)
   Purchase of marketable securities                                                                                       (450)
   Purchases of equipment                                                           (686)              (585)             (1,726)
   Proceeds from sale of equipment                                                                                           39
   Loans to DNA Pharmaceuticals Inc.                                                                                       (296)
   Repayment of DNA Pharmaceuticals Inc. Loans                                                                              161
   Loans to Ribonetics GmbH                                                                                                (600)
   Investment in and loan to CambES, Ltd.                                                                                  (325)
                                                                           ---------------    ---------------     ---------------
      Net cash provided by (used in) investing activities                          6,320            (48,971)            (36,481)
                                                                           ---------------    ---------------     ---------------

Cash flows from financing activities:
   Proceeds from sales of preferred and common stock net                                              4,200              24,836
   Proceeds from issuance of common stock in connection with
      exercise of warrants/options                                                   745             51,029              51,856
   Purchase of treasury stock                                                                                                (8)
   Proceeds from bridge loans                                                                                             3,141
   Repayment of bridge loans                                                                         (2,000)             (2,500)
   Repayment of leased obligations                                                  (335)                                  (335)
   Issuance of convertible demand notes payable                                                                             600
   Return of capital                                                                                                        (14)
                                                                           ---------------    ---------------     ---------------
      Net cash provided by financing activities                                      410             53,229              77,576
                                                                           ---------------    ---------------     ---------------

Effect of exchange rate used in changes on cash                                      (36)                                   (47)
                                                                           ---------------    ---------------     ---------------

NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                                                      (6,376)              (655)              2,235

Cash and cash equivalents at beginning of period                                   8,611              2,219
                                                                           ---------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $        2,235     $        1,564      $        2,235
                                                                           ===============    ===============     ===============

                          VIMRX PHARMACEUTICALS INC.
                         NOTES TO FINANCIAL STATEMENTS
                              September 30, 1997
                                  (unaudited)

(1)  Financial Statement Presentation
     The unaudited financial statements of VIMRX Pharmaceuticals Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  Principles of Consolidation
     Consolidated Financial Statements include the accounts of VIMRX Pharmaceuticals Inc., Innovir Laboratories, Inc., and all subsidiaries which are at least majority owned. All significant inter-company transactions and balances have been eliminated.

(3)  Cash Flows and Supplemental Cash Flow Disclosures
     For purposes of the statements of cash flows, the Company considers investments with original maturities of up to 90 days to be cash equivalents.

(4)  Royalty Payments
     Royalty payments represent the annual $100,000 minimum royalty payment under the Company's license agreement with New York University Medical Center and the Weizmann Institute of Science in Israel.

(5)  Research Agreements
     On March 7, 1997, the Company entered into a research agreement with Columbia University whereby the Company, through a newly established subsidiary, VIMRX Genomics, Inc. (VGI) will provide $30 million in funding to Columbia over the next five years at approximately $6 million per year in exchange for the right to exclusively license technology developed by Columbia. Columbia has a 10% interest in VIMRX Genomics, Inc. (valued at $500,000), and has received 200,000 common shares of the Company (valued at $700,000) which collectively ($1.2 million) have been allocated to purchased research and development.

     On March 28, 1997, the Company entered into a research agreement with Columbia University whereby the Company will provide $2.7 million funding over 3 years to research and develop Blood Factor IXai.

     During the second quarter of 1997, the Company acquired the rights to two compounds, Blood Factor IXai (VM201) and a wound healing compound (VM301) for cash payments aggregating $400,000. These payments and fees paid in relation to the agreement between Columbia and VGI ($200,000) were allocated to purchased research and development ($600,000).

(6)  Asset Purchase Agreement
     On June 12, 1997, the Company signed a letter of intent with Baxter Healthcare Corporation (Baxter) to form a new company.

     Pursuant to the definitive asset purchase agreement dated October 10, 1997, certain of the assets of the Immunotherapy Division of Baxter Biotech, a division of Baxter (the Business) will be transferred to a new company, yet to be named, in which the Company will hold a majority ownership (80.5%) and Baxter will hold a minority ownership (19.5%). The Company will issue to Baxter 11 million shares of common stock and convertible preferred shares with a nominal value $40 million. To the extent the 11 million shares of common stock are worth less than $50 million at the time of closing (based upon the average of the per share closing prices for the 15 trading days ending five days prior to the closing date), Baxter will receive additional convertible preferred shares. The conversion price for the preferred shares will be determined according to the closing prices of the Company's common stock within the 18 month period following the closing of the transaction, subject to a floor of $5.50 per share and a ceiling of $7.50 per share. Baxter will purchase $30 million and the Company will purchase $10 million of the new company's 6 1/2% subordinated debentures to provide initial operating funds. The new company will pay Baxter milestone payments, related to regulatory approvals, of up to $21 million over several years. Baxter will retain its exclusive license to the CD34 antibody used in selection technology and sublicense it to the new company. Baxter will have one representative on the new company's board of directors and one representative on the Company's board of directors. The closing is subject, among other conditions, to regulatory approval and the approval by the stockholders of the Company, which is anticipated to occur in the fourth quarter of 1997.

(7)  New Accounting Pronouncements
     In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." This Statement establishes standards for computing and presenting earnings per share (EPS) and applies to entities with publicly held common stock or potential common stock. This Statement simplifies the standards for computing earnings per share previously found in APB Opinion No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim period; earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented. The adoption of this Statement will not have any impact on the Company's EPS disclosure, as the Company's stock options and warrants are anti-dilutive and will be excluded from the denominator of earnings per share; thus earnings per common share is equal to basic earnings per share as computed under SFAS No. 128

     The FASB recently issued three new accounting standards, Statement No. 129, Disclosure of Information about Capital Structure, Statement No. 130, Reporting Comprehensive Income, and Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, and if adopted will be effective for the period presented after December 31, 1997. The company is evaluating the effect of these new statements.

                          VIMRX PHARMACEUTICALS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. The Company is i the development stage and has had no operating revenues since its organization in December 1986.

Three Months Ended September 30, 1997 and 1996

Total operating expenses increased by $3,234,000, or 195%, due to a $2,662,000 increase in research and development expenses, a $163,000 decrease in purchased research and development, and a $735,000 increase in general and administrative expenses.

Research and development expenses increased $2,662,000 (371%) due to the inclusion of the New York operations of Innovir Laboratories, Inc. ("Innovir"), a majority interest of which was acquired by the Company on December 23, 1996 ($918,000), increased expenses related to clinical trials for other research on hyperiein and VM201 ($442,000), funding paid under the collaboration agreement with Colunbia University by VIMRX Genomics Inc. ($1,175,000) and increases in other expenses.

General and administrative expenses increased $735,000 (94%) principally due to the inclusion of Innovir's operations ($689,000) and increases in European operations ($64,000), offset by decreases in other expenses.

Interest income decreased $209,000 (28%), due to a decrease in funds available for investment (see "Liquidity and Capital Resources") and a higher effective interest rate. Interest expense relates to equipment leased by Innovir.

The minority interest in the net loss of consolidated subsidiaries ($1,086,000) results from the interest of minority stockholders in Innovir and VIMRX Genomics, Inc., two of the Company's subsidiaries.

Other net income increased $23,000 due to capital gains on short-term investments.

The foregoing resulted in a $2,369,000 (270%) increase in the net loss for the three-month period ended September 30, 1997, as compared to the three months period ended September 30, 1996.

Nine Months Ended September 30, 1997 and 1996

Operating expenses for the nine months ended September 30, 1997 increased $10,298,000 (142%) from the same period in 1996, due principally to acquisitions of companies and technologies made at various times during 1996 and 1997. During that period, research and development expenses increased $8,400,000 (496%), general and administrative expenses increased $2,739,000 (94%). These increases were offset by a $1,305,000 (39%) decrease in purchased research and development. In addition, the 1996 period experienced a one-time $464,000 credit for termination of agreement.

The $8,400,000 increase in research and development expense resulted from the acquisition of Innovir Laboratories, Inc. which was included in the financial statements from the date of acquisition, December 23, 1996 ($3,014,000), increased operations in Europe ($1,025,000), funding paid under the collaboration agreement with Columbia University by VIMRX Genomics, Inc. ($4,332,200) and increased in expenses related to clinical trials and other expenses.

General and administrative expenses increased $2,739,000 principally due to the inclusion of Innovir's operations ($2,223,000) and increased compensation expense and public relations expenses partially offset by decreases in legal, financing and other costs.

The purchased research and development expense recorded for the nine months ended September 30, 1997 ($1,800,000) relates to the issuance of compound stock of the Company to Colunbia University, the purchase of compound VM201 from Columbia University and the purchase of compound VM301. The purchased research and development expense recorded for the nine months ended September 30, 1996 relates to the acquisition of Ribonetics GmbdH ($3,105,000).

Interest income increased $978,000, due to an increase in funds available for investment and a higher effective interest rate. Interest expenses decreased $201,000 (63%) due to the bridge loan that was repaid in June 1996.

The minority interest in the net loss of consolidated subsidiaries ($2,962,000) results from the interest of minority stockholders in Innovir and VIMRX Genomics, two of the Company's subsidiaries.

The foregoing resulted in a $6,173,000 increase in the net loss for the nine months ended September 30, 1997.

Liquidity and Capital Resources

The Company is in the development stage, has realized no operating revenues and has financed its operation through the sale of its securities.

The Company had $33,626,000 in cash, cash equivalents and marketable securities held for sale at September 30, 1997, as compared to $46,911,000 at December 31, 1996 and working capital of $31,975,000 at September 30, 1997, as compared to $44,848,000 at December 31, 1996. The decrease in cash and working capital position results from the funds expended in operations and the expansion and upgrade of Innovir's laboratory facilities.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash, cash equivalents and marketable securities held for sale is sufficient to fund its operations for about two years, assuming no capital infusions or revenues are received (it is management's believe, however, that such capita infusions and revenues will occur). Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

In May 1997, Registrant entered into an employment agreement with L. William McIntosh pursuant to which Mr. McIntosh serves as Senior Vice President, Business Development and Finance and Chief Financial Officer of Registrant. The agreement provides for a base salary of $160,000 and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Mr. McIntosh's base compensation. Mr McIntosh is entitled to four weeks vacation and to participate in Registrant's medical, dental, life and long-term disability insurance and other benefit programs. Pursuant to the agreement, Mr. McIntosh was granted stock options to purchase 400,000 shares of Common Stock, 238,000 of which are non-incentive stock options for federal income tax purposes and are exercisable at $1.906 per share, and the 162,000 share balance of which are incentive stock options for federal tax purposes and are exercisable at $2.469 per share (the closing sale price of the Common Stock on the Nasdaq Stock Market on the date immediately preceding the date of grant). The options collectively are exercisable at the rate of 100,000 shares (25%) per annum commencing May 19, 1998 (one year from the date of grant), subject to the acceleration of exercisability following the occurrence of certain events, and terminate May 19, 2008, subject to earlier termination following the occurrence of certain events. Mr. McIntosh's employment may be terminated by Registrant for cause, or without cause upon 60 days' notice by either Registrant or Mr. McIntosh. In the event Mr. McIntosh's employment is terminated by Registrant without cause, or in the event Mr. McIntosh terminates his employment following certain actions by Registrant (including a material reduction in Mr. McIntosh's duties), Mr. McIntosh is entitled to receive a severance payment equal to six months' of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that Registrant may obtain "key man" life insurance on the life of Mr. McIntosh for Registrant's benefit. Mr. McIntosh received a $40,000 signing bonus on execution of the agreement.

Pursuant to the definitive asset purchase agreement dated October 10, 1997, between Registrant and Baxter Healthcare Corporation("Baxter"), certain of the assets of the Immunotherapy Division of Baxter Biotech, a division of Baxter (the "Business") will be transferred to a new company, yet to be named, in which Registrant will hold a minority ownership (80.5%) and Baxter will hold a minority ownership (19.5%). Registrant will issue to Baxter 11 million shares of common stock and convertible preferred shares with a nominal value $40 million. To the extent the 11 million shares of common stock are worth less than $50 million at the time of closing (based upon the average of the per share closing prices for the 15 trading days ending five days prior to the closing date), Baxter will receive additional convertible preferred shares. The conversion price for the preferred shares will be determined according to the closing prices of Registrant's common stock within the 18 month period following the closing of the transaction, subject to a floor of $5.50 per share and a ceiling of $7.50 per share. Baxter will purchase $30 million and Registrant will purchase $10 million of the new company's 6 1/2% subordinated debentures to provide initial operating funds. The new company will pay Baxter milestone payments, related to regulatory approvals, of up to $21 million over several years. Baxter will retain its exclusive license to the CD34 antibody used in selection technology and sublicense it to the new company. Baxter will have one representative on the new company's board of directors and one representative on Registrant's board of directors. The closing is subject, among other conditions, to regulatory approval and the approval by the stockholders of Registrant, which is anticipated to occur in the fourth quarter of 1997.

Item 6. Exhibits and Reports on Form 8-K.

Exhibits:

10.24 Copy of Employment Agreement dated May 19, 1997 between Registrant and L. William McIntosh.

27.    Financial Data Schedule

Reports on Form 8-K:

None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1997

                         VIMRX PHARMACEUTICALS INC.
                             a Delaware Corporation
                                   (Registrant)

                         By: /s/ Richard L. Dunning
                            -----------------------------
                            Richard L. Dunning
                            President and
                            Chief Executive Officer

                         By: /s/ Francis M. O'Connell
                            -----------------------------
                            Francis M. O'Connell
                            Chief Accounting Officer