Form 10-K
period 1997-12-31
VIMRX PHARMACEUTICALS INC
filed 1998-03-31
CIK 864009

================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

           [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                         COMMON STOCK, $.001 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $87,037,694 on March 24, 1998 based on the closing sale price of the Common Stock on such date.

     The aggregate number of outstanding shares of Common Stock, $.001 par value, of Registrant was 66,498,676 on March 24, 1998.
================================================================================
                   Documents incorporated by reference: None

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of
1995

     This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 which are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. Such risks and uncertainties include the following: general economic conditions and conditions specific to the biotechnology industry, regulatory changes and conditions, competitive factors, and the risk factors listed from time to time in the Company's Securities and Exchange Commission filings. Accordingly, there can be no assurance that the actual results will conform to the forward looking statements in the Annual Report.


                                    PART I

ITEM 1.   BUSINESS.

     General

     VIMRX Pharmaceuticals Inc. ("VIMRX" or the "Company") is a biotechnology company that focuses on innovative technologies to improve human health. The Company has three majority owned subsidiaries and has three compounds under development, and continues to seek emerging innovative technologies to diversify its portfolio of potential products. VIMRX has an approximately 80% interest in Nexell Therapeutics Inc. ("Nexell"), the former Immunotherapy Division of Baxter Healthcare Corporation, which it acquired in December, 1997. Nexell is developing and selling products utilizing cell separation technology in cell therapy for cancer and other life-threatening diseases. The Company also owns approximately 70% of the capital stock of Innovir Laboratories, Inc. (Nasdaq:
INVR) ("Innovir") which, together with its subsidiaries, is engaged in the research and development of oligozymes, a new class of biopharmaceutical agents for use in identifying, characterizing, and validating pharmaceutical drug discovery targets (target validation). VIMRX's third majority owned subsidiary, VIMRX Genomics, Inc. ("VGI"), is a research collaboration in the area of novel gene discovery (genomics) with Columbia University. The three compounds in development consist of: VIMRxyn(R), chemically synthesized hypericin, which is in clinical trials for brain cancer and as a topical agent for skin diseases; VM201, a Factor IXa inhibitor for selective inhibition of blood clotting without the bleeding risk associated with anti-coagulation; and VM301, a Phase I novel wound healing agent.

Nexell

     General

     Nexell (formerly BIT Acquisition Corp.) is engaged in the development, manufacture, marketing and distribution of specialized instruments used in ex vivo cell research and therapies. Nexell's cell processing instruments are used in combination with biological reagents and other instruments to provide integrated systems for manipulation of cells extracted from patients. These cell-processing instruments are used in the treatment of various diseases, including various forms of cancer.

     Nexell currently markets the Isolex(R) Cell Separator, an automated, sterile path instrument for the positive clinical separation of specific cell populations from blood and bone marrow (positive cell selection). In positive cell selection, a targeted cell population is captured and retained for reinfusion or for further biological manipulation. Nexell offers three versions of the Isolex(R) Cell Separator instrument: the smaller scale Isolex(R) 50 Cell Separator for research use; the clinical scale semi-automated Isolex(R) 300SA Cell Separator; and the fully automated Isolex(R) 300i Cell Separator. All three versions are currently marketed for therapeutic and/or research purposes in Europe. As Nexell has not yet received regulatory approval of these instruments for therapeutic purposes, sales in the United States and Japan are limited to research laboratories and institutions on a cost recovery basis.

     In addition to the positive selection Isolex(R) Cell Separator, Nexell markets the MaxSep(R) System. The semi-automated MaxSep(R) System is a negative selection system in which undesired cells are removed from a diverse population of cells. The MaxSep(R) System is currently marketed for therapeutic purposes in Europe.

     Nexell also markets various ancillary products that are utilized in the cell manufacturing cycle. These products include the following: Cryocyte(TM)
containers used in the freezing of blood components;   Lifecell(R) tissue
culture flasks which provide a closed system environment for culturing cells; CFU stem cell kits used to measure stem cell colony formation in samples of bone marrow, peripheral blood, cord blood, or selected CD3 cells; and Harvester(TM), a cell collection device used primarily to reduce large cell volumes.

     Acquisition of Nexell

     VIMRX acquired the intellectual property and intangible assets, other than trademarks, of the Immunology Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"), in December 1997, for 11,000,000 shares of the Company's Common Stock and 66,304 shares of the Company's Class A Preferred Stock, and immediately transferred such intangible assets to Nexell in exchange for 80.5% of Nexell's common stock. Concurrently, Nexell acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the issuance to Baxter of 19.5% of Nexell's common stock and a warrant entitling Baxter to purchase an additional 6% of Nexell's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of Nexell's 6.5% convertible subordinated debentures for $10,000,000, to be repaid out of available cash on hand, and Baxter purchased $30,000,000 principal amount of such debentures for $30,000,000.

     Prior to the acquisition, the Division was global in nature with headquarters in Irvine, California, a research facility in Round Lake, Illinois, and customer training, service and limited manufacturing and research capabilities in Munich, Germany. Nexell did not acquire the Division's facilities in Round Lake, Illinois and Munich, Germany and, following the closing, operations were consolidated at the Irvine, California facility.

     Relationship with Baxter

     Baxter and Nexell have entered into a series of agreements which provide that:


     (i) Nexell will pay up to $21,000,000 to Baxter as and when certain product development and regulatory milestones are acheived.

     (ii) Baxter will manufacture certain of Nexell's products, and will complete the manufacture and assembly of certain other products and disposable sets;

     (iii) Baxter will manufacture certain antibodies, reagents and reagent kits used as components of or in conjunction with certain of Nexell's products;

     (iv) Baxter will supply certain products and components used as part of and in conjunction with Nexell's products, including products made from certain proprietary Baxter plastics (such as collection, culture and storage bags) and the so-called "Spinning Membrane" component of certain of Nexell's products;

     (v) Baxter will have the exclusive worldwide marketing, sales and distribution rights for certain of Nexell's products and reagent kits used in the selection of cells with one or more of the CD34, B Cell, T Cell or breast cancer antibodies or CD34+ cells for the treatment, mitigation, prophylaxis or selection of cancer, excluding, however, the genetic manipulation of such cells (the "Field of Distribution"), and has a right of first offer to acquire distribution rights outside the Field of Distribution; and

     (vi) Baxter will provide certain transitional services for Nexell and, for a transitional period expected to be at least five years, Baxter will perform engineering and product development services for Nexell.

     The Manufacturing services described above are to be provided at Baxter's cost with respect to products previously manufactured by Baxter, and the marketing services described above are to be provided at a certain margin.

     The Company, Nexell and Baxter also entered into a Non-Competition and Confidentiality Agreement restricting Baxter's ability to compete with Nexell in the area of ex vivo cell selection. The agreement also restricts the Company's ability to compete with Nexell and Nexell's ability to engage in the production, manufacture, marketing, sale or distribution of any product which competes with any product that is supplied by Baxter pursuant to the terms of the supply agreement (discussed above) in areas other than ex vivo cell processing. The agreement also restricts the Company's and Nexell's ability to compete with Baxter in the area of "on-line" cell separation, i.e., the
                                                              ----
separation of human blood into its constituents while a live donor or patient is connected to the separation device, and further provides for Baxter, the Company and Nexell to maintain the confidentiality of all confidential information received from each other for a period of fifteen years.

VGI

     General

     The Columbia Genome Center (the "Center") is devoted to mapping, sequencing, gene discovery and technology development on the genomes of human and selected model organisms. VIMRX Genomics, Inc., a subsidiary owned 90% by the Company and 10% by Columbia University ("Columbia"), is intended to be the vehicle to commercialize any discoveries made by the Center to which VIMRX obtains rights as a result of its research agreement with Columbia.

     The Columbia Genome Center

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

     Research Agreement with Columbia University

     In March 1997, VIMRX entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University ("Columbia"). The agreement provides for VIMRX, through VGI, to provide $30 million in funding to the Center over a 5-year period and for VGI to receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention, research information and biological materials developed by the Center and funded under the agreement.
The agreement is terminable by either Columbia or VGI during the initial five-year term upon six months' notice, but in no event earlier than September 7, 1999. Under the agreement, VIMRX issued 200,000 shares of Common Stock to Columbia, which shares have subsequently been registered under the Securities Act of 1933, as amended. VGI paid Columbia $4.7 million in funding in quarterly installments in respect of its obligations for 1997 under the Agreement.

     VGI has sought technology collaborations with pharmaceutical and/or diagnostic companies and has solicited equity investments in VGI from potential technology partners and other investors, but has been unable to consummate any such transactions on reasonable terms.

As a result, VGI is engaged in discussions with Columbia with a view to restructuring its relationship with Columbia. The Company anticipates that this restructuring will involve a termination of the Research Agreement with Columbia, and the transfer to VGI, to be renamed "Ventiv Biogroup Inc." (hereinafter, "Ventiv"), of the Hypericin, VM201 and VM301 programs. Ventiv is expected to retain rights to the BCL-6 and MUM-1 genes, discussed below. Under such a restructuring, the current obligation to provide $30,000,000 in funding over 5 years would be terminated and replaced with a commitment to provide approximately $5,500,000 in funding over the next 4 years.

     BCL-6; MUM-1

     In 1997, VGI obtained from Columbia rights to two genes, known as BCL-6 and MUM-1, which regulate the formation of Non-Hodgkin's lymphoma and multiple myeloma, respectively. These two cancers are poorly managed by current strategies, and novel drug therapies are necessary to treat the approximately 70,000 (per NIH estimates) patients per year who are diagnosed with these two cancers in the USA. VGI is currently working with the discoverer of these genes, Dr. Riccardo Dalla-Favera, to identify molecules that interfere with these genes, and thereby alter the growth patterns of the cancer cells. Such molecules could be suitable candidate molecules for drug development.

     VGI is also seeking potential collaborators in the pharmaceutical industry as investors and/or co-developers of BCL-6 and MUM-1.

     Eric A. Rose, M.D. and Michael Weiner, M.D., directors of the Company, have affiliations with Columbia. See "Item 13 - Certain Relationships and Related Transactions."

Innovir

     General

     As a result of the 1996 acquisition of 68% of Innovir, and the acquisition of additional shares in 1997, the Company now has an approximate 70% ownership interest in Innovir, a biotechnology company engaged in the research and development of a new class of biopharmaceutical therapeutic agents, collectively termed "Oligozymes" by Innovir, for the treatment of a wide array of human diseases. An oligozyme is a chemically modified oligomer, not composed of RNA, that participates in an essential manner in the sequence-specific, catalytic cleavage of a targeted RNA molecule. The management of the Company and Innovir believe that therapeutic agents based upon Innovir's proprietary core technologies have the potential to be cost effective and highly specific therapeutics for designated disease targets and that these technologies can also be used to fill a growing need in the pharmaceutical industry for better methods to identify and validate targets for drug discovery.

     Drug Discovery Target Identification and Validation

     A central problem in pharmaceutical drug discovery is identifying the specific molecular target (enzyme or receptor) responsible for a given disease state and then validating that identification. This problem has been intensified with the discovery of many new genes sharing homologies with each other or with known genes, but with no demonstrated linkage to a given physiology. What is needed is a simple way of testing the linkage between a given DNA sequence and an assay for a biological activity of interest without knowing anything a priori about the function of the DNA sequence. Oligozymes represent just such a test capability. Oligozymes can be designed on the basis of DNA sequence information alone and can be readily synthesized and purified in small quantities or can be produced in vivo from genes designed to code for them. Oligozymes are highly selective for the targeted sequence. Oligozymes will inactivate a targeted mRNA without inactivating mRNA's for closely related functions and are generally much more specific than prototype drugs in this respect.

     Innovir is investigating the use of its oligozyme technologies to identify drug discovery targets and to validate their disease linkage to specific states. Oligozymes can be used in drug target identification and validation as substitutes for the difficult-to-find selective inhibitors which otherwise are required in the drug target identification and validation process. Such substitution is possible because oligozymes can mimic the pharmacological effect of selective inhibitors of enzymes or receptors, but do so at an earlier stage of the disease-causing process than do conventional drugs. While conventional drugs inhibit the action of disease-causing proteins, oligozymes inhibit the production of the messenger RNA molecules that produce such disease-causing proteins and, in both cases, the pharmacological effect is the same.

     Innovir has recently discovered technology which identifies accessible cleavage sites within a gene and selects specific Oligozymes which cut the gene. This cleavage blocks the translation of potentially disease-causing protein messages. The selection of these sites has been a difficult challenge. The limited success with which this challenge has been met has impeded progress in the antisense and ribozyme research areas for several years. The new technology, called FRS (functional ribozyme selection), identifies cleavage sites within a gene in the environment of living cells. A patent application covering this invention has been filed. The Company believes this technology will significantly enhance its ability to develop corporate collaborations in the drug target validation and therapeutic research areas.

     Capital

     Management of the Company and Innovir do not anticipate that any of Innovir's proposed products will be available for commercial sale for several years, if at all. Innovir's current capital is insufficient to enable Innovir to complete the development of any of its products.

     On December 31, 1997, in order to provide additional working capital to Innovir, VIMRX and Innovir entered into an agreement pursuant to which VIMRX purchased 5,080,436 shares of the Common Stock, par value $.013, of Innovir, at an aggregate purchase price of $2,000,000, or $.39 per share, the then-current market price. That agreement also provided for VIMRX to purchase additional shares of Innovir common stock from time to time, prior to December 31, 1999, at the request of Innovir, the price per share to be based on prevailing market conditions at the time of the request, but no higher than $1.30. Pursuant to that agreement, VIMRX will not be required to pay more than $5,000,000 to purchase additional shares of Innovir, and VIMRX will have no further obligation to purchase Innovir common stock in the event it ceases to own a majority of the outstanding shares of Innovir Common Stock.

HYPERICIN

     General

     VIMRxyn(R) is the Company's chemically synthesized hypericin product. Hypericin is an aromatic polycyclic dione found in the stem and petals of the common Saint John's wort, a plant which has been used as a folk remedy since the Middle Ages. Plant extracts containing hypericin continue to be used as lay treatments for various disorders. The Company is investigating using VIMRxyn(R) as a treatment for glioblastoma multiforme, a serious form of brain cancer, and as a treatment for various hyperproliferative disorders of the skin including psoriasis, warts, and cutaneous T-cell lymphoma ("CTCL"). The Company has a worldwide exclusive license to commercialize and exploit synthetic hypericin compounds for enumerated purposes acquired from New York University and Yeda Research and Development Co., Ltd., an Israeli corporation engaged in the commercial exploitation of scientific developments by scientists at the Weizmann Institute of Science in Israel (New York University and YEDA, collectively, the "Hypericin Licensors").

     Glioblastoma (Brain Tumors)

     Pre-clinical studies by Dr. William Couldwell and his colleagues suggested that hypericin selectively inhibited the growth of human glioblastoma cells in culture. In October 1996, the Company initiated a Phase I/II clinical study under the direction of Dr. Couldwell to evaluate the efficacy and tolerability of VIMRxyn(R) for treatment of glioblastoma multiforme, an invasive and deadly form of brain tumor. This study is now on-going at five medical centers in the United States and Canada, with initial results expected in mid-1998.

     Topical Phototherapy for Hyperproliferative Skin Disorders

     It has been known for some time that hypericin sensitizes many types of cells to light exposure. Work in the laboratories of Drs. Alain Rook and Floyd Fox of the Department of Dermatology at the University of Pennsylvania Medical School indicated that hypericin was able to kill cancerous cells from a patient with cutaneous T-cell lymphoma ("CTCL") selectively relative to normal cells when the hypericin-treated cells were exposed to fluorescent light. Based on this work, the Company has now initiated and completed an initial Phase I safety study in normal volunteers for topical administration of hypericin, followed by exposure to controlled doses of fluorescent light. A safe dose that resulted in a consistent biological response was established in this study. In early 1998, the Company initiated pilot Phase I/II studies under Dr. Rook's supervision to evaluate the efficacy of topically applied, light-activated hypericin in patients suffering from three hyperproliferative skin disorders: CTCL, psoriasis, and warts. Initial results from these studies are anticipated in the third quarter of 1998.

     HIV/AIDS Research

     The Company has investigated the efficacy of VIMRxyn(R) in human clinical trials for the treatment of HIV infection and AIDS. In 1994, the Company completed data analysis of Phase I human clinical trials sponsored by the National Institute of Health to determine the maximum tolerated dose and any side effects of VIMRxyn(R) as a treatment for HIV infection and AIDS. The results indicated no major organ or hematological toxicity. Skin photosensitivity was the primary dose-limiting side effect. All of the patients enrolled in the trials experienced varying degrees of skin photosensitivity and several experienced non-life threatening acute skin photosensitivity which required medical treatment.

     Between January and September 1996, human clinical trials were conducted in Thailand by a Dutch company retained by the Company under a protocol submitted to the U.S. Food and Drug Administration (the "FDA") under the Company's existing investigational new drug application in an attempt to identify an efficacious lower dose of VIMRxyn(R), that caused minimal skin photosensitivity as a treatment for individuals infected with HIV. A maximum tolerated dose was defined that produced some evidence of anti HIV activity. The Company subsequently evaluated in laboratory experiments in HIV-infected cell cultures whether drug combinations consisting of hypericin and representatives of FDA-approved classes of anti-HIV drugs had synergistic inhibitory effects on HIV.
No such synergism was seen.

     Consequently, based on both the pre-clinical and the clinical data summarized above, the Company had decided to terminate development of VIMRxyn(R) as an anti-HIV drug.

     Inactivation of HIV in Blood for Transfusion

     Studies were conducted for VIMRX in the laboratories of Alfred M. Prince, M.D., of the New York Blood Center to determine whether VIMRxyn(R) could be used to inactivate certain viruses, including HIV, hepatitis B, and hepatitis C in blood collected for transfusion. Initial studies conducted by Dr. Prince indicated that certain concentrations of VIMRxyn(R) in packed red blood cells could, when illuminated under appropriate conditions with fluorescent light, inactivate high concentrations of HIV. However, subsequent studies in Dr. Prince's laboratories determined that the conditions required for such inactivation substantially damaged the red blood cells, rendering them unsuitable for transfusion. Based on these results, the Company has decided to terminate development of VIMRxyn(R) for inactivation of contaminating virus in blood collected for transfusion.

     Chronic Hepatitis C Virus Infection

     Based on preclinical experiments indicating that VIMRxyn(R) could inactivate a virus closely related to human hepatitis C virus (for which no laboratory model of infectivity is available), the Company decided to evaluate the ability of VIMRxyn(R) to treat chronic hepatitis C infection in humans in a Phase I/II clinical trial conducted at the Bronx Veterans Administration Hospital under the direction of Dr. Jeffrey Jacobson, Associate Professor of Infectious Diseases at

Mt. Sinai School of Medicine. Two groups of patients were treated with VIMRxyn(R) at two doses for two months, and the amount of hepatitis C virus in their blood was measured at intervals throughout the treatment. No effect of VIMRxyn(R) treatment was seen on virus levels at either dose. Multiple patients in both groups experienced hypericin-associated side effects, including skin sensitivity and photosensitivity, indicating that the doses were at or near the maximum tolerated dose. Based on the results from this clinical trial, the Company has decided to terminate development of VIMRxyn(R) for the treatment of chronic hepatitis C infection.

VM201; BLOOD CLOTTING FACTOR

     On March 13, 1997, VIMRX acquired the exclusive, worldwide license to a novel cardiovascular compound from Columbia University. The protein, known as Factor IXa inhibitor (or Factor IXai), has been designated as VM201 by the Company and has demonstrated in pre-clinical studies its ability to selectively prevent blood clots that can lead to stroke during surgery.

     The novel selective anticoagulant activity of the Factor IXai protein was discovered in the laboratories of Dr. David Stern, Professor of Physiology and Cellular Biophysics at the College of Physicians and Surgeons of Columbia University. VIMRX is currently assessing how best to exploit the novel selective anticoagulant mechanism of action illuminated by Factor IXai.

VM 301; AGENT FOR WOUND HEALING

     On May 16, 1997, VIMRX acquired the exclusive, worldwide rights to develop OAS1000, a drug candidate which was being evaluated by OsteoArthritis Sciences, Inc. for topical anti-inflammatory and wound healing indications. The agent, designated VM301 by VIMRX, has shown promising wound healing activity in preclinical studies when applied topically. VIMRX expects to initiate a Phase I clinical trial with topically applied VM301 in the second quarter of 1998, under the direction of Dr. Matthew Stiller of Columbia Presbyterian Medical Center.

PATENTS AND LICENSES

     Nexell

     Nexell's intellectual property estate is arranged into four general patent families:

          1.  Selection systems;
          2.  Bioreactor and culture systems;
          3.  Reagents for use in selection; and
          4.  Culturing cell compositions.

     The selection system encompasses the Isolex(R) Cell Separator and similar instruments. This patent family includes patents and patent applications directed to the basic selection device having two magnets for capturing the paramagnetic beads and patents and applications directed to the specific device configuration. The disposable set for the Isolex(R) 300i Cell Separator incorporates a patented spinning membrane technology used for cell washing.

     At the time of the acquisition of Nexell, Baxter granted to Nexell sublicenses of substantially all of Baxter's rights under four license agreements, and Nexell assumed substantially all of Baxter's obligations as licensee thereunder, including payment of all royalties, annual maintenance fees and other required payments. Two of the sublicenses are under licenses to Baxter from Becton Dickenson and relate, respectively, to (i) CD34+ technology for use in applications other than diagnostic applications and (ii) certain antibodies which attach to CD20+ and CD10+ B cells. A third sublicense is under a non-exclusive license from Cetus Oncology Corporation, d/b/a Chiron Therapeutics, and relates to the manufacture, use and sale of specific antibodies and cell lines for the ex vivo therapeutic treatment of human cancer. The fourth sublicense is under a non-exclusive license from Professor Bernd Dorken and relates to certain cell lines for the production of antibodies to be used in the extracorporeal therapeutic treatment or diagnosis of Non-Hodgkins lymphoma and other specified malignancies.

     Columbia University Licenses

     The Company obtained an exclusive license from Columbia University to a novel cardiovascular compound known as Factor IXa inhibitor (or Factor IXai), which is designated by the Company as VM 201.

The Company also obtained exclusive licenses under Columbia's patents and patent applications respecting the MUM-1 gene and the BCL-6 gene for drug development in the areas of multiple myeloma and Non-Hodgkin's lymphoma, respectively. There are two patents pending relevant to these projects.

     Innovir

     Innovir has an exclusive license from Yale University for the worldwide rights to 22 U.S. patents and patent applications for therapeutic uses of oligozymes, oligonucleotide delivery, and diagnostic applications of ribozymes. Corresponding foreign applications are pending or issued. Innovir also has 31 US patents and patent applications as well as corresponding foreign rights concerning oligozyme-based technology in addition to patents exclusively licensed from Yale University. Additionally, VIMRX Holdings, Ltd., an Innovir subsidiary, has a worldwide exclusive license for rights to commercialize and exploit synthetic catalytic oligonucleotide compounds for pharmaceutical and diagnostic products.

     Hypericin

     Pursuant to an agreement dated June 1, 1988, as amended, between the Company and the Hypericin Licensors, the Hypericin Licensors granted the Company a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retroviruses, as a therapeutic or preventative for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. The agreement provides for the payment of royalties based on net sales and certain other revenues related to hypericin, and provides for a $100,000 minimum annual royalty.

     VM301

     The patent rights to VM301 are owned by the Company.

MANUFACTURING

     Nexell has no manufacturing capability and has contracted with Baxter to manufacture and package its Isolex(R) and MaxSep(R) products as well as supplies used by those products. See "Business Nexell Therapeutics Inc. Relationship with Baxter."

     Innovir manufactures EGS Oligozymes and RILON(TM) Oligozymes for use in its test tube, cell culture, animal testing and target validation programs, and is exploring other sources of supply.

     VIMRX and VGI have no manufacturing capability. VIMRX has contracted with outside suppliers to develop, produce, and package therapeutic formulations of a synthesized form of hypericin for the human clinical trials. VIMRX and VGI intend to contract with outside suppliers to develop, produce and package any needed quantities of VM201, VM301, BCL-6, MUM-1 and any other substances that may be needed.

     Innovir manufactures Oligozymes for use in its test tube, cell culture, animal testing and target validation programs, and is exploring other sources of supply.

GOVERNMENT REGULATION

     The Company has acquired technologies or developed technologies which are intended to lead to drugs and medical devices. With the exception of Innovir's drug target validation products, the Company's products are currently undergoing, or will be required to undergo, the difficult and costly approval process for testing, manufacturing and sale established by the FDA, and may be subject as well to state and foreign regulation.

     In order for drug products to obtain pre-market approval from the FDA, the Company must conduct pre-clinical and animal studies to generate preliminary information on the product's safety and efficacy. An investigational new drug application must then be filed and approved in order to proceed with human clinical trials. These clinical trials, which are done in three phases, normally take two to five years to complete. If the clinical trials are successful, the Company will file a new drug application to receive approval to market the product. This process requires substantial expense, time and effort and there is no guarantee that approval will be granted.

     Medical devices follow a similar process for approval although the length and difficulty of the process varies with the controls which the FDA determines are necessary to insure their safety and effectiveness. Based on these controls, the devices are put into three classes, i.e., Class I, Class II, Class
                                                  ----
III. Two types of approval are granted on devices. A 501(K) clearance is given if the device is deemed to be "substantially" equivalent to a legally marketed Class I or Class II device, or a Class III device that was not required to obtain a PMA application. The most regulated devices are in Class III and they cannot be marketed until they have an approved Premarket Approval Application
(PMA). An approved PMA application is somewhat like a "private license" granted the applicant to market a particular medical device. A PMA application requires valid scientific evidence to demonstrate the safety and effectiveness of the device and usually requires tests similar to a filing for a drug product including clinical trials. A 501(K) clearance generally requires 3 months to a year to obtain, while the PMA can take 6 months to three years and possibly longer.

     The Company presently has two devices (Isolex(R) and MaxSep(R)) undergoing PMA review with the FDA and two drug products (VIMRxyn and VM301) are in clinical trials or are about to start clinical trials, and one drug product (VM201) is in pre-clinical testing.

COMPETITION

     The biomedical industry is highly competitive. Competition in each of the fields in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. Forms of hypericin extracted from plants are being used as lay treatments for a variety of disorders. The Company is similarly subject to substantial competition from pharmaceutical, chemical and biotechnology firms seeking to develop treatments for hepatitis C and therapeutics for brain cancer (glioma).

     Innovir is likewise subject to substantial competition in the development and marketing of its Oligozyme technologies.

     In general, Nexell may face competition from cell processing device companies. Like Nexell, there are several product-focused companies attempting to develop turn-key devices for cell processing. CellPro, Inc. is one of the most direct competitors; however, management believes that the greater automation of the Division's instruments provide it with a competitive advantage. In addition, the Division's proprietary peptide release system may provide additional purity by selectively releasing only targeted cells to leave behind non-specifically bound contaminating cells.

     VGI has competition in the areas of Non-Hodgkin's lymphoma and multiple myeloma. There are drugs currently on the market for both of these cancers, however, long term survival is generally poor using any current drug strategy.

EMPLOYEES

     At March 1, 1998, the Company had eleven full-time employees in the United States consisting of its six executive officers, one financial analyst and four administrative assistants. The Company believes that its relations with its employees is satisfactory.

     Innovir has 20 full-time U.S. employees and 24 full-time non-U.S.
employees.

     Nexell has 86 full-time U.S. employees.

CONSULTANTS

     The Company is dependent on third parties for significant aspects of its research and development operations. In certain cases, consultants are used to perform or supervise such activities. Consultants have also been retained to assist in supervising the FDA regulatory process, monitoring the human clinical trials and establishing the toxicology tests for hypericin. The Company has retained a number of consultants affiliated with Columbia to perform certain preclinical research in connection with the VM201, BCL-6 and MUM-1 programs, and to conduct human clinical trials in connection with the VM301 program. The Company also retains financial consultants.

     The Company's consultants generally are employed by and/or have consulting agreements with entities other than the Company, some of which may conflict or compete with the Company, and generally devote only a portion of their time to the affairs of the Company.

Regulations or policies now in effect or adopted in the future by their respective employers may limit the ability of such persons to consult with the Company. The loss of the services of certain of such persons may adversely affect the Company.

ITEM 2.    PROPERTIES.

     The Company occupies 5,581 square feet of office space at 2751 Centerville Road, Suite 210, Wilmington, Delaware under a lease at a monthly rent of $10,095. The lease expires on August 31, 1999, with an option to renew for five years.

     Innovir sublets approximately 8,500 square feet of space in New York City for its laboratory and executive offices at a current monthly rental of $26,416, approximately 5,000 square feet of space in Cambridge, England at a current monthly rental of $8,250 and approximately 4,000 square feet of space in Rosdorf, Germany at a current monthly rental of $5,000.

     Nexell occupies a building consisting of approximately 59,600 square feet, under a lease which provides for current monthly rental of $40,500 plus real estate taxes and operating costs, expires November, 30, 2004 and contains two five-year renewal options.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company has brought an action against a former employee who is alleged by the Company to have misappropriated funds. The former employee has counterclaimed for damages. Management believes these counterclaims are totally without merit and will vigorously defend against them.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     A special meeting of stockholders of the Registrant was held on December 16, 1997 to consider and vote on the acquisition of the assets of the Immunotherapy Division of Baxter (See "Item 1. - Business - Nexell Therapeutics Inc. - Acquisition of Nexell") and to consider and vote on an amendment to the Registrant's Certificate of Incorporation to authorize the Registrant to issue up to 150,000 shares of Class A Preferred Stock, of which 66,304 shares were issued to Baxter at the closing.

     Proxies representing 28,906,567 shares (52% of the outstanding shares of record entitled to vote) were present at the meeting.

     On the proposal to authorize the purchase of the Division, 28,057,027 shares voted in favor, 496,365 shares voted against, and 353,175 shares abstained.

     On the proposal to authorize the amendment to the Certificate of Incorporation, 27,888,069 shares voted in favor, 617,969 shares voted against, and 400,529 shares abstained.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on The Nasdaq National Market System under the symbol VMRX. The following table sets forth for the Company's Common Stock the high and low closing sales prices for each calendar quarter from January 1, 1995 through December 31, 1997. Prior to December 31, 1996, the Company's Common Stock traded on The Nasdaq Small-Cap Market.

                                HIGH                        LOW
                                ----                        ---
1995
First Quarter                  $ .78                       $ .38
Second Quarter                   .59                         .41
Third Quarter                   1.31                         .44
Fourth Quarter                  1.19                         .78

1996
First Quarter                   3.03                        1.13
Second Quarter                  6.25                        2.78
Third Quarter                   4.94                        3.00
Fourth Quarter                  3.81                        2.28

1997
First Quarter                   3.50                        2.47
Second Quarter                  3.63                        1.88
Third Quarter                   3.63                        2.56
Fourth Quarter                  2.88                        1.75

     On March 26, 1998, there were approximately 18,000 shareholders of the Company's Common Stock, including beneficial owners of shares registered in nominee or street name.

     The Company has not paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future.

     Recent Sales of Unregistered Securities

     Dr. Herbert Stadler exercised warrants to purchase 121,667 shares of the Company's Common Stock in 1997. Dr. Stadler was issued warrants to purchase 365,000 shares of the Company's Common Stock, at an exercise price of $.01 per share, as part of the consideration paid by VPI Holdings, Ltd. (then a subsidiary of the Company but subsequently sold to Innovir) to Dr. Stadler for acquiring all of the issued and outstanding capital stock of Ribonetics GmbH.

     On March 7, 1997, in partial consideration of its entering into the Research Agreement with VGI (See "Business Drug Discovery; Columbia University Collaboration; Affiliation with VIMRX Genomics, Inc. Research Agreement with Columbia University"), the Company issued 200,000 shares of Common Stock to Columbia University. Such shares were subsequently registered pursuant to a Registration Statement on Form S-3 filed on April 18, 1997.

     On December 17, 1997, in connection with the acquisition of Nexell, the Company issued 11,000,000 shares of Common Stock and 66,304 shares of the Company's Class A Preferred Stock to Baxter. Each share of Preferred Stock will be convertible, at the option of the holder, without the payment of any additional consideration, at any time after June 17, 1999, into a number of shares of Common Stock equal to $1,000 divided by an amount, no less than $5.50 and no greater than $7.50, to be determined based on the highest average market price for Common Stock for a sixty-day period falling during the eighteen-month period following December 17, 1997. See "Business Nexell Therapeutics Inc. Acquisition of Nexell."

     All of such shares were taken for investment by the recipients, the stock certificates were legended to reflect their restricted status, and the issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data have been derived from the Company's audited financial statements. The Statements of Operations Data relating to the fiscal years 1993 through 1997 and the Balance Sheets Data at December 31, 1996 and 1997 should be read in conjunction with the Company's audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:

                                                                          Year Ended December 31,
                                           -----------------------------------------------------------------------------------
                                                 1997              1996              1995             1994             1993
                                           --------------    --------------    -------------    -------------    -------------
Revenue..................................    $  5,002,000    $           --    $          --    $          --    $          --
Cost of goods sold.......................       4,630,000                --               --               --               --
                                           --------------    --------------    -------------    -------------    -------------
 Gross profit............................         372,000                --               --               --               --
Operating expenses:
 Research and development................      14,507,000         2,950,000        2,840,000        1,463,000        1,528,000
 Purchased research and
  Development............................      39,862,000        14,484,000               --               --               --
  Sales, general, amortization and
   administrative........................       7,688,000         4,300,000        2,272,000        1,646,000        1,128,000
                                           --------------    --------------    -------------    -------------    -------------

   Total operating expense...............      62,057,000        21,734,000        5,112,000        3,109,000        2,656,000
                                           --------------    --------------    -------------    -------------    -------------
   Operating (loss)......................     (61,685,000)      (21,734,000)      (5,112,000)      (3,109,000)      (2,656,000)

Other (income) expense:
 Royalty expense.........................         150,000           100,000          100,000          100,000               --
 Interest (income).......................      (2,216,000)       (1,792,000)        (160,000)        (189,000)        (134,000)
 Interest expense........................         121,000           329,000            2,000               --            1,000
 Minority interest in net loss of
  consolidated Subsidiary................      (3,474,000)         (116,000)              --               --               --
 Other net...............................         (67,000)         (395,000)         186,000          589,000            1,000
                                           --------------    --------------    -------------    -------------    -------------
Total Other (income)expenses.............      (5,486,000)       (1,874,000)         128,000          500,000         (132,000)
                                           --------------    --------------    -------------    -------------    -------------

Net (loss)...............................     (56,199,000)   $  (19,860,000)   $  (5,240,000)   $  (3,609,000)   $  (2,524,000)
                                           --------------    --------------    -------------    -------------    -------------
Preferred stock dividend.................        (166,000)               --               --               --               --
Net loss applicable to Common
 Stock...................................    $(56,365,000)   $  (19,860,000)   $  (5,240,000)   $  (3,609,000)   $  (2,524,000)
                                           ==============    ==============    =============    =============    =============

Basic and Diluted (loss) per share.......          $(1.01)           $(0.50)          $(0.27)          $(0.19)          $(0.18)
                                           ==============    ==============    =============    =============    =============
Weighted average number of
 shares of Common Stock
 outstanding.............................      55,457,000        39,399,000       19,748,000       19,067,000       14,089,000
                                           ==============    ==============    =============    =============    =============

Balance Sheets Data:

                                                                          December 31,
                                       ----------------------------------------------------------------------------------
                                            1997              1996             1995             1994             1993
                                       -------------    -------------    -------------    -------------    -------------
Working capital.......................  $ 61,354,000    $  44,848,000    $     391,000    $   4,742,000    $   2,089,000
Total assets..........................   121,947,000       51,692,000        2,958,000        5,249,000        2,504,000
Total liabilities.....................    34,239,000        3,101,000        2,698,000          116,000          222,000
Minority interest in
  Subsidiary..........................     4,161,000        2,381,000               --               --               --
Retained deficit......................   (98,570,000)     (42,371,000)     (13,662,000)     (22,511,000)     (17,271,000)
Shareholders' equity..................    83,547,000       46,210,000          260,000        5,134,000        2,282,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Years Ended December 31, 1997 and 1996

     Total operating expenses increased by $40,323,000 or 186% due principally to a $25,378,000 or 175% increase in purchased research and development. The $39,862,000 purchased research and development charge recorded in 1997 was principally due to the acquisition of the Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation (Nexell). In addition, research and development increased $11,557, 000 or 392% and general and administration expense increased $2,915,000 or 68%.

     The increase in research and development expense from $2,950,000 in 1996 to $14,507,000 in 1997 was principally due, to costs incurred by VGI in its collaboration with Columbia ($5,904,000) expenses incurred at Innovir, which was purchased in December, 1996, (therefore, the first full year of expenses was 1997) ($4,137,000) and increased spending on VIMRX's research programs ($1,382,000)).

     The increase in general and administrative expense from $4,300,000 in 1996 to $7,215,000 in 1997 was due principally to a full year of costs related to Innovir which increased $2,869,000 over the $506,000 incurred in 1996.

     Minority interest in net loss of consolidated subsidiary increased $3,358,000 due to the losses incurred by Innovir and VGI.

     Revenue and cost of goods sold resulting in a gross profit of $372,000 in 1997 are a result of the operations of Nexell which acquired the assets and operations of Baxter's Immunotherapy Division in December 1997.

     The foregoing resulted in an increase in the net loss of $36,339,000.

     Years Ended December 31, 1996 and 1995

     Total operating expenses increased by 325% ($16,622,000) due principally to a $14,484,000 purchased research and development charge, an 89% ($2,028,000) general and administrative expenses and a 4% ($110,000) increase in research and development expenses.

     The $14,484,000 purchased research and development charge principally consists of $3,500,000 from the acquisition of Ribonetics GmbH in May 1996 and $10,900,000 net of a gain of $2,889,000 on the sale of VIMRX Holdings, Ltd. ("VHL") from the acquisition of an approximate 68% interest in Innovir in December 1996, in connection with the acquisition of a controlling interest in Innovir. These charges to the statement of operations reflect the value placed on the on-going research and development of the Oligozyme technologies. Approximately $13.5 million of this expense is non-cash incurred through the issuance of 3,000,000 shares of Common Stock and warrants to purchase 365,000 shares of Common Stock.

     General and administrative expenses increased 89% ($2,028,000) principally due to approximately $1 million non-recurring costs principally related to employees, recruiting, and bridge loan finance costs and approximately $1 million increases in recurring expenses for public and stockholder relations, consulting fees and costs related to VHL's European operations and Innovir.

     Research and development expenses increased 4% ($110,000) principally due to an increase in salaries and expenses related to VHL's European operations and a $350,000 write-down on Epoch Investment, offset by a $464,000 termination of agreement credit which resulted from the termination of the Company's research and development agreement with Ribonetics in 1996.

     Interest income increased $1.6 million in 1996 as compared to 1995 due to an increase in funds available for investments (see Liquidity and Capital Resources) and a higher effective interest rate. Interest expense of $329,000 related principally to the December 1995 bridge loan which was repaid in June 1996.

     Other income increased $581,000 principally due to capital gains on short-term investments.

     The foregoing resulted in a 279% ($14,620,000) increase in the net loss for the year ending December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Before fiscal 1997 the Company had not realized any operating revenues and has financed its operations through the sale of its securities

     The Company had $57,830,000 in cash and cash equivalents as of December 31, 1997 as compared to $46,911,000 in cash, cash equivalents and marketable securities held for sale as of December 31, 1996 and working capital of $61,354,000 at December 31, 1997 as compared to $44,848,000 at December 31, 1996. Most of the increase in cash and working capital positions resulted from the sale of $30,000,000 in convertible securities to Baxter in connection with the acquisition by Nexell of the assets of Baxter's Immunotherapy Division. This increase was offset by cash used in the operations of the Company of $17,059,000.

     Cash used in operating activities increased $11,892,000 or 230% over the cash used in operating activities in the year ended December 31, 1996 due principally to the Innovir and VGI operations in 1997 and increased spending on VIMRX's research programs.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash and cash equivalents is sufficient to fund its operations for approximately two years, assuming no capital infusions are received. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on page F-1.

     No financial statement schedules are required because they are not applicable or the information is disclosed in the financial statements or related notes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Changes in Registrant's Certifying Accountant

     Until the most recent fiscal year the independent auditors of the Company have been Richard A. Eisner & Company, LLP, who have been replaced upon recommendation of the Audit Committee effective May 15, 1997. At no time did any report on the financial statements of the Company by Richard A. Eisner & Company, LLP contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles. The decision to change accountants was occasioned by the developments of the past year, and not by any disagreement or advice given on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In particular, in light of the acquisition by the Company of a controlling interest in Innovir, the Audit Committee concluded that it would be most efficient and in the best interests of both Innovir and the Company for the same auditors to audit both companies. The Company solicited proposals from four auditing firms, including Richard A. Eisner & Company, LLP. KPMG Peat Marwick LLP was chosen as a result of this process, and was engaged by the Company as its principal auditors on May 15, 1997.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of VIMRX are as follows:

     Name                              Age                   Position
     ----                              ---                   --------
     Richard L. Dunning                 52       President and Chief Executive Officer
     Francis M. O'Connell               52       Vice President, Finance and Controller
     David A. Jackson, Ph.D.            56       Executive Vice President and Chief
                                                 Scientific Officer
     L. William McIntosh                52       Senior Vice President, Business
                                                 Development  and Finance, Chief Financial
                                                 Officer
     Alfonso J. Tobia, Ph.D.            55       Vice President, Research and Development
     Richard E. Kouri, Ph.D.            54       President and Chief Executive Officer,
                                                 VIMRX Genomics, Inc.
     Donald G. Drapkin                  50       Director/(1)/
     Laurence D. Fink                   48       Director/(2)/
     Jerome Groopman, M.D.              46       Director
     Linda G. Robinson                  45       Director/(2)/
     Eric A. Rose, M.D.                 47       Director/(1)/
     Lindsay A. Rosenwald, M.D.         42       Director/(1)/
     Michael Weiner, M.D.               51       Director/(2)/
     Victor  W. Schmitt                 49       Director/(3)/

___________________________
/(1)/  Member of Compensation Committee.
/(2)/  Member of Audit Committee.
/(3)/ Mr. Schmitt was elected to the Board of Directors pursuant to a provision of the Asset Purchase Agreement, dated December 17, 1997, with Baxter, pursuant to which the Company agreed to nominate and recommend to the stockholders of the Company until such time as Baxter shall cease to own at least 3% of the issued and outstanding capital stock of VIMRX, the election to the Board of a designee of Baxter in future Stockholder meetings at which directors are elected.

       RICHARD L. DUNNING has been President and Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company since 1991. Mr. Dunning serves as a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Innovir Laboratories, Inc. (a subsidiary of VIMRX); Epoch Pharmaceuticals, Inc.; Endorex Corp.

     FRANCIS M. O'CONNELL, CPA, has served as Chief Financial Officer of the Company from February 1995, to May, 1997; he has served as Controller of the Company since May, 1997 and as the Chief Financial Officer of Innovir since February, 1997. Prior to joining the Company, Mr. O'Connell was Director of Litigation Support in the New York office of J.H. Cohn & Company, a C.P.A. firm, from June 1994 to February 1995, and was Vice-President of Hickok Associates Inc., a financial consulting company, from March 1992 to June 1994, and for 17 years prior thereto, was a partner with KPMG Peat Marwick LLP (formerly KMG Main Hurdman). Mr. O'Connell serves as a director of the following corporation which files reports pursuant to the Securities Exchange Act of 1934: Innovir Laboratories, Inc.

     DAVID A. JACKSON, Ph.D., has served as Executive Vice President and Chief Scientific Officer of VIMRX Pharmaceuticals Inc. since September 1996. Prior to joining VIMRX, Dr. Jackson was with The DuPont Merck Pharmaceutical Company since 1991, most recently serving as Senior Director, Cancer, Virology and Molecular Biology Research. Dr. Jackson serves as a director of the following corporations which files reports pursuant to the Securities Exchange Act of 1934: Innovir Laboratories, Inc.

     L. WILLIAM MCINTOSH, has served since March 1, 1998 as President and Chief Executive Officer of Nexell. From May, 1997 through February, 1998, he served as Senior Vice President, Business Development and Finance and Chief Financial Officer of the Company. Prior to joining VIMRX, Mr. McIntosh served as Senior Vice President Business Development, Commercial Operations for Zynaxis, a biotechnology company with both drug delivery and diagnostic technologies and was an independent industry consultant who, for some time, worked exclusively for SmithKline Beecham.

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

     RICHARD E. KOURI, Ph.D. was named President and Chief Executive Officer of VIMRX Genomics, Inc. in May 1997. Dr. Kouri gained extensive scientific, management and capital fund raising experience as Director of Research for Microbiological Associates, Director of Research for International Biotechnologies, Inc., and Founder and Director for GenMap Inc. He recently helped found VIVEX Therapies, Inc., a biotechnology company focused on new methods for clinical management of organ transplant patients and founded BIOS Laboratories Inc. in 1986, and served as that company's President and CEO until 1994.

     DONALD G. DRAPKIN was elected a director of the Company on November 17, 1995. Since March 1987, Mr. Drapkin has served as Vice Chairman and a director of MacAndrews & Forbes Holdings Inc., and was a partner in the law firm of Skadden, Arps, Slate, Meagher &

Flom in New York City for more than five years prior thereto. Mr. Drapkin also serves as a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934: Algos Pharmaceutical Corporation, Black Rock Asset Investors, Cardio Technologies, Inc. The Coleman Company, Inc., Coleman Worldwide Corporation, Genta., Inc, Revlon, Inc., Revlon Consumer Products Corporation, Playboy Enterprises, Inc., and Weider Nutrition International, Inc.

     LAURENCE D. FINK was elected a director of the Company in June 1996. Mr. Fink has been Chairman and Chief Executive Officer and Director of BlackRock Financial Management (investment advisor) since 1988. Mr. Fink is a director of Innovir Laboratories, Inc. and of the closed end funds for which BlackRock serves as investment advisor.

     JEROME GROOPMAN, M.D. was elected a director of the Company in June 1996. Dr. Groopman has been a professor of Medicine at Harvard Medical School since 1993. Dr. Groopman is an attending physician of Beth Israel New England Deaconess Medical Center since 1989. Dr. Groopman is director of the following corporations which file reports pursuant to the Exchange Act: Advance Tissues Sciences.

     LINDA G. ROBINSON was elected a director of the Company in June 1996. Ms. Robinson has been Chairman, and Chief Executive Officer of Robinson, Lerer & Montgomery, LLC, a strategic communications consulting firm that serves major corporations in the United States and abroad, since May 1996. For more than five years prior to that she was Chairman and Chief Executive Officer of Robinson Lerer Sawyer Miller Group, or its predecessors. Ms. Robinson is a director of the following corporation which files reports pursuant to the Exchange Act: Revlon, Inc.

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

     LINDSAY A. ROSENWALD, M.D. was elected a director of the Company in June 1996. Dr. Rosenwald has been the Chairman and Chief Executive Officer of Paramount Capital, Incorporated (investment bank) since 1992. Dr. Rosenwald is also chairman of Paramount Capital Investments, LLC, Paramount Capital Asset Mgt., and The Castle Group. Dr. Rosenwald serves as a director of the following corporations which file reports pursuant to the Exchange Act: Ansan, Inc., Avigen, Inc., Atlantic Pharmaceuticals, Inc., BioCryst Pharmaceuticals, Inc., Interneuron Pharmaceuticals, Inc., Neose Technologies, Inc., Sparta Pharmaceuticals, Inc., Titan Pharmaceuticals, Inc. and Xenometrix, Inc.

     VICTOR W. SCHMITT was elected a director of the Company in January 1998. Mr. Schmitt has been President, Venture Management, Baxter Healthcare Corporation since 1994. Prior to this position, he held the operating position of President, Baxter Biotech Europe. Mr. Schmitt joined Baxter after a 16- year career with the American Red Cross Blood Services where he held positions in marketing and operations.

He serves on the Board of Directors of a number of development-stage biotech companies.

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


                         ____________________________

     All directors hold office until the next annual meeting of shareholders and until their successors are elected and qualified. Officers are elected annually and serve at the pleasure of the Board of Directors, subject to rights, if any, under contracts of employment.

     Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their trading in Company equity securities with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, the Company believes that the Reporting Persons timely complied with all applicable Section 16 filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation

     The following table sets forth a summary of the compensation for the year ended December 31, 1997 earned by the Company's Principal Executive Officer and each other executive officer whose compensation exceeded $100,000 during 1997:

SUMMARY COMPENSATION TABLE

                                                       Annual Compensation          Long-Term Compensation Awards
                                                       -------------------          -----------------------------
Name and Principal Position                       Year      Salary       Bonus         Options       Compensation
---------------------------                       ----    ----------    -------     --------------  ---------------
Richard L. Dunning                                1997    $  200,000    $95,000                --       $ 6,000 (2)
    President and Chief Executive Officer         1996    $  133,833    $40,000        800,000 (1)      $ 4,500 (2)
                                                  1995            --         --                --               --

Francis M. O'Connell                              1997    $  139,000    $45,000                --               --
    Vice President, Finance and                   1996    $  123,800    $35,000                --               --
    Controller                                    1995    $   96,125         --        100,000 (3)              --

David A. Jackson, Ph.D.                           1997    $  175,000    $70,000                --               --
    Vice President, Research &                    1996    $   48,000    $40,000        500,000 (4)              --
    Development, Chief Scientific Officer         1995            --         --                --               --

Alfonso J. Tobia, Ph.D.                           1997    $  150,000    $55,000                --               --
    Senior Vice President                         1996    $  147,272    $50,000                --               --
                                                  1995    $  130,000    $12,500                --               --
                                                  1994    $   59,696         --        150,000 (5)      $25,000 (6)

L. William McIntosh                               1997    $   99,487    $40,000        400,000 (7)              --
    Senior Vice President, Business               1996            --         --                --               --
    Development and Finance, Chief                1995            --         --                --               --
    Financial Officer


(1) Number of shares of Common Stock purchasable. See Option Grant Table below for exercise price and vesting terms.

(2)  Reimbursement of personal medical and health care insurance.

(3) Number of shares of Common Stock purchasable at $.44 per share. In 1997, 75,000 Innovir options were granted at $ 1.30 per share.

(4)  Number of shares of Common Stock purchasable at $3.31 per share.

(5)  Number of shares of Common Stock purchasable at $.69 per share.

(6)  Consists of a one-time relocation fee.

(7) 34,900 shares of Common Stock purchasable at $1.91 per share; 162,000 shares of Common Stock purchasable at $2.47 per share; and 203,100 shares of Common Stock purchasable at $1.91 per share.

Option Grant Table

     The following table sets forth certain information concerning options granted in 1997 to the individuals named in the Summary Compensation Table:

                               INDIVIDUAL GRANTS

                                                         % of Total
                            Number of Securities     Options Granted to       Exercise
                             Underlying Options      Employees in Fiscal     Price Per     Expiration
         Name                    Granted                   Year               Share          Date
         ----                    -------                   ----               -----          ----
L. William McIntosh               34,900                   .06%               1.9063       5/02/02
                                 162,000                    26%                2.469       5/19/02
                                 203,100                    33%               1.9060       5/19/02

Option Exercises and Value Table

     The following table sets forth certain information concerning options exercised during 1997, and the number of unexercised options as at December 31, 1997, held by the individuals named in the Summary Compensation Table.

                OPTION EXERCISE AND VALUES AT DECEMBER 31, 1997

                                                              Number of  Options at
                                SHARES                          December 31, 1997                    VALUE OF
                              ACQUIRED ON       VALUE           EXERCISABLE (E)/             In-the-Money Options at
           NAME                EXERCISE        REALIZED         Unexercisable (U)              December 31, 1997(1)
           ----                --------        --------         -----------------              --------------------
Richard L. Dunning                --              --               600,000 (U)                            --
                                                                   200,000 (E)                            --

David A. Jackson                  --              --                90,564 (U)                            --
                                                                    30,188 (E)                            --
                                                                   284,436 (U)                            --
                                                                    94,812 (E)                            --
                                                                                                          --
L. William McIntosh               --              --                34,900 (U)                       $  1,047
                                                                   162,000 (U)                            --
                                                                   203,100 (U)                       $  6,093

Francis M. O'Connell              --              --                50,000 (U)                       $ 75,000
                                                                    50,000 (E)                       $ 75,000

Alfonso J. Tobia, Ph.D.           --              --                37,500 (U)                       $ 46,875
                                                                   112,500 (E)                       $140,625

(1) Based upon the $1.938 closing sale price of the Common Stock on The Nasdaq Stock Market on December 31, 1997.

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


     In June 1994, the Company entered into an employment agreement with Alfonso
J. Tobia, Senior Vice President of the Company, effective July 1, 1994, providing for a base annual salary of $125,000, to be increased to $150,000 upon the redemption by the Company of its outstanding Class A Warrants (which occurred in 1996), and eligibility for a discretionary bonus up to $25,000. The agreement provides that Dr. Tobia is eligible to receive options to purchase 150,000 shares of Common Stock (which were granted on August 24, 1994), and is eligible to participate in the Company's benefit programs, which currently include a medical program, dental/vision insurance and group life insurance.

     In May, 1997, the Company entered into an employment agreement with Richard
E. Kouri, Ph.D., pursuant to which Dr. Kouri serves as President and Chief Executive Officer of VIMRX Genomics, Inc. The agreement provides for a base annual salary of $160,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee, and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Dr. Kouri's base compensation. Dr. Kouri is entitled to four weeks vacation and to participate in the Company's medical, dental, life and long-term disability insurance and other benefit programs. Pursuant to the agreement, Dr. Kuri was granted stock options to purchases an aggregate of 75,000 shares of Common Stock at an exercise price of $2.125 per share, exercisable in three equal increments of 25,000 shares each on the first, second and third anniversaries, of the date of his employment contract. Dr. Kouri's employment contract may be terminated by the Company for cause, or without cause upon 60 days notice by either the Company or Dr. Kouri. In the event Dr. Kouri's employment is terminated by the Company without cause, or in the event Dr. Jackson terminates his employment following certain actions by the Company (including a material reduction in Dr. Kouri's duties), Dr. Kouri is entitled to a severance payment equal to twelve months' of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Dr. Kouri for the Company's benefit. Dr. Kouri Jackson received a $30,000 signing bonus upon execution of the agreement.

     In May, 1997, the Company entered into an employment agreement with L. William McIntosh pursuant to which Mr. McIntosh serves as Senior Vice President, Business Development and Finance and Chief Financial Officer. The agreement provides for a base annual salary of $160,000 which may be increased at the discretion of the Board of Directors or the Compensation Committee, and an annual cash bonus based on performance criteria, with an initial cash bonus targeted to be at least 33% of Mr. McIntosh's base compensation (with a minimum bonus of $42,000 the first year). Mr. McIntosh is entitled to four weeks vacation and to participate in the Company's medical, dental, life and long-term disability insurance and other benefit programs. Pursuant to the agreement, Mr. McIntosh was granted stock options to purchase an aggregate of 238,000 shares of Common Stock at an exercise price of $1.906 per share and 162,000 sales exercisable at $2.469, exercisable in four equal increments of 100,000 shares each on the first, second and third and fourth anniversaries, of the date of his employment contract. Mr. McIntosh's employment contract may be terminated by the Company for cause, or without cause upon 60 days notice by either the Company or Mr. McIntosh. In the event Mr. McIntosh employment is terminated by the Company without cause, or in the event Dr. Jackson terminates his employment following certain actions by the Company (including a material reduction in Mr. McIntosh's duties), Mr. McIntosh is entitled to a severance payment equal to twelve months of his base salary, payable in monthly installments. The agreement contains certain non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Mr. McIntosh for the Company's benefit. Mr. McIntosh received a $40,000 signing bonus upon execution of the agreement.

(1)  ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of February 8, 1998 information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to own beneficially more than five percent of such Common Stock, (ii) each director of the Company, (iii) each executive officer named in the Summary Compensation Table in "Item 11. Executive Compensation," and (iv) all directors and executive officers as a group, together with their respective percentage ownership of such shares:

                                                               Shares                      Percent
Name                                                     Beneficially Owned              Outstanding
----                                                     ------------------              -----------
Richard L. Dunning......................................         471,901 (1)               *
Francis M. O'Connell....................................          50,000 (2)               *
Alfonso, J. Tobia, Ph.D.................................         112,500 (2)               *
David A. Jackson. Ph.D..................................         106,038 (2)               *
L. William McIntosh.....................................         110,000 (3)               *
Donald G. Drapkin.......................................         725,000 (4) (5)          1.1%
Laurence D. Fink   . ...................................         550,000 (4) (6)           *
Jerome Groopman, M.D....................................          50,000 (4)               *
Linda G. Robinson ......................................         250,000 (4)(7)            *
Eric A. Rose, M.D.  ....................................         797,400 (8)              1.2%
Lindsay A. Rosenwald, M.D...............................       6,014,999 (3) (7)          8.8%
Victor W. Schmitt.......................................                ---               ---
Michael Weiner, M.D.....................................          62,410 (4)               *
Paramount Capital Asset
  Management, Inc.......................................       4,049,999 (9)              6.1%
  787 Seventh Avenue
  New York, New York 10019
Baxter Healthcare Corporation...........................      11,000,000                 16.4%
One Baxter Parkway
Deerfield, Illinois 60015
All directors and executive
  Officers as a group (11) persons) ....................       9,300,248(10)             13.1%

____________________
*    Less than one percent.

(1) Consists of currently exercisable options to purchase 468,306 shares owned by Mr. Dunning, 2,095 shares owned by a daughter of Mr. Dunning, and 500 shares owned by each of Mr. Dunning's spouse, son and another daughter, respectively. Mr. Dunning disclaims beneficial ownership of the shares held by his spouse, son and daughters.

(2)  Consists of currently exercisable options.

(3)  Includes currently exercisable options to purchase 100,000 shares.

(4) Includes 100,000 shares for Mr. Drapkin and 50,000 shares for each of Mr. Fink, Dr. Groopman, Ms. Robinson, Dr. Rosenwald and Dr. Weiner of restricted stock which vests at the rate of 25% per year commencing June 20, 1997, provided the respective individual continues to serve as a director of the Company, and subject to a non-lapsing right of first refusal by the Company.

(5)  Includes currently exercisable options to purchase 525,000 shares.

(6) Includes warrants to purchase 133,333 shares owned directly by Mr. Fink and 66,666 shares and warrants to purchase 33,333 shares owned by a family trust for the benefit of Mr. Fink's children. Mr. Fink disclaims beneficial ownership of the shares and warrants held by the family trust.

(7)  Includes warrants to purchase 66,666 shares.

(8)  Includes currently exercisable options to purchase 425,000 shares.

(9) Includes currently exercisable options to purchase 1,915,000 shares owned by Dr. Rosenwald, and the 4,049,999 shares beneficially owned by Paramount Capital Asset Management, Inc. ("PCAM") (see note (10) below). Dr. Rosenwald serves as President and is sole shareholder of PCAM. Dr. Rosenwald disclaims beneficial ownership of the shares beneficially owned by PCAM except to the extent of his pecuniary interest, if any.

(10) Information is from a Schedule 13D dated December 23, 1996 filed by PCAM which is the investment manager of The Aries Fund, a Cayman Islands Trust, (the "Aries Trust") and the general partner of Aries Domestic Fund, L.P. (the "Aries Limited Partnership"), and reports shared voting and dispositive power of 5,964,999 shares and 2,750,000 shares, respectively, by the Aries Trust and the Aries Limited Partnership.

(11) See notes (1) - (10).

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

     On June 21, 1996, the Company completed a private placement pursuant to a subscription agreement dated March 21, 1996 to a group of investors (see "Item
5. - Market for Registrant's Securities and Related Stockholder Matters - Recent Sales of Unregistered Securities"), including the following directors or persons or entities affiliated with such directors: (i) Laurence D. Fink, a director of the Company, purchased 266,667 shares of Common Stock and 133,333 Common Stock Purchase Warrants for $400,000, and a family trust of Mr. Fink purchased 66,666 shares of Common Stock and 33,333 Common Stock Purchase Warrants for $100,000;
(ii) Linda G. Robinson, a director of the Company, purchased 133,333 shares of Common Stock and 66,666 Common Stock Subscription Warrants for $200,000; and
(iii) The Aries Trust Fund, a Cayman Island trust (the "Aries Trust"), and The Aries Domestic Fund, L.P., a Delaware limited partnership ("The Aries Limited Partnership" and, together with the Aries Trust, the "Aries Funds"), , in the manner described below, purchased an aggregate of 666,666 shares of Common Stock and 333,333 Common Stock Subscription Warrants for an aggregate of $1,000,000. Lindsay A. Rosenwald, M.D., a director of the Company, serves as President and is the sole shareholder of the investment manager of the Aries Trust, and serves as President and is the sole shareholder of the general partner of the Aries Limited Partnership. Jerome Groopman, M.D., a director of the Company, is a member of the Scientific Advisory Board of the Aries Funds.

     In March 1997, VIMRX entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University. The agreement provides for VGI, to provide $30 million in funding to the Center over a 5-year period and for VGI to receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention research information and biological materials developed by the Center and funded under the agreement. The agreement is terminable by either Columbia or VGI during the initial five-year term upon six months' notice, but in no event earlier than September 7, 1999. Under the agreement, VIMRX issued 200,000 shares of Common Stock to

Columbia, which shares have subsequently been registered under the Securities Act of 1933, as amended, pursuant to registration rights granted to Columbia. VGI has paid Columbia $4.7 million in funding in quarterly installments in respect of its obligations for 1997 under the Agreement. VGI has sought technology collaborations with pharmaceutical and/or diagnostic companies and has solicited equity investments in VGI from potential technology partners and other investors, but has been unable to consummate any such transactions on reasonable terms. As a result, VGI is engaged in discussions with Columbia with a view to restructuring its relationship with Columbia. See "Item 1 - Business - Drug Discovery; Columbia University Collaboration; Affiliation with VIMRX Genomics, Inc. - Research Agreement with Columbia University." Eric A. Rose, M.D., a director of the Company, is a Surgeon-In-Chief at Columbia Presbyterian Medical Center in New York, an affiliate of Columbia, and has served as Chairman of the Department of Surgery at the College of Physicians and Surgeons of Columbia since 1994 and as a Director of the Division of Cardiothoracic Surgery of the Department since 1990. Michael Weiner, M.D., a director of the Company, is the Hellinger Professor of Clinical Pediatrics at Columbia's College of Physicians and Surgeons, Director of Pediatric Oncology, and is an attending physician at Columbia Presbyterian Medical Center.

     VIMRX acquired the intellectual property and intangible assets, other than trademarks, of the Immunology Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"), in December 1997, for 11,000,000 shares of the Company's Common Stock and 66,304 shares of the Company's Class A Preferred Stock, and immediately transferred such intangible assets to Nexell in exchange for 80.5% of Nexell's common stock. Concurrently, Nexell acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the issuance to Baxter of 19.5% of Nexell's common stock and a warrant entitling Baxter to purchase an additional 6% of Nexell's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of Nexell's 6.5% convertible subordinated debentures for $10,000,000, to be paid out of available cash on hand, and Baxter purchased $30,000,000 principal amount of such debentures for $30,000,000.

     In connection with the acquisition, Nexell entered into several agreements with Baxter; pursuant to one of such agreements, Nexell may pay up to $21,000,000 to Baxter as and when certain product development and regulatory milestones are achieved. See "Item 1 Business- Nexell". As a result of the transaction, Baxter owns in excess of 5% of the Common Stock of the Company. Victor W. Schmitt, a director of the Company, is an employee of Baxter.

     The Company believes that the research agreement with Columbia and the acquisition agreement and related agreements with Baxter were negotiated on an arm's length basis.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Lists.

     1.  See Index to Financial Statements on page F-1.

     2.  See Item 8 regarding financial statement schedules.

     3.  Exhibits.

     Exhibit
     Number    Description
     ------    -----------

     2.4 Copy of Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and Nexell (1)

     3.1(a). Copy of the Company's Amended and Restated Certificate of Incorporation dated July 10, 1990.

     3.1(b). Copy of the Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 12, 1993.

     3.1(c). Copy of the Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company dated June 20, 1996

     3.1(d). Copy of the Certificate of Change of Registered Agent and Registered office of the Company dated March 10, 1997.

     3.1(e). Copy of the Certificate of Amendment of the Certificate of Incorporation of the Company dated December 16, 1997. (2)

     3.2       Copy of the Company's By-Laws, dated March 27, 1995

     4.4 Copy of Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company. (3)

     4.5 Copy of the Certificate of Amendment of the Certificate of Incorporation of the Company dated December 16, 1997 creating the Class A Preferred Stock (described in Exhibit 3.1(e) above)

     10.3 Copy of the Company's Amended and Restated 1990 Incentive and Non-Incentive Stock Option Plan, as amended through February 27, 1997. (3)

     10.9 Copy of Employment letter agreement dated June 21, 1994 between the Company and Alfonso J. Tobia.* (4)

Exhibit
Number    Description
------    -----------

10.11     Copy of the Company's 1995 Outside Directors Stock Option Plan.* (5)

10.12 Copy of letter agreement dated August 7, 1995 between the Company and Lindsay A. Rosenwald, M.D. (5)

10.13 Copy of Stock Option Agreement dated August 7, 1995 between Registrant and Lindsay A. Rosenwald, M.D. (5)

10.14 Copy of Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose, M.D. (5)

10.15 Copy of Stock Option Agreement dated November 17, 1995 between the Company and Donald G. Drapkin. (5)

10.16 Copy of the Company's 1996 Non-Employee Director Restricted Stock Award Plan.* (5)

10.18 Copy of Research Agreement dated as of March 7, 1997 among the Company, The Trustees of Columbia University in the City of New York and VIMRX Genomics, Inc. (6)

10.19 Copy of the Company's 1997 Incentive and Non-Incentive Stock Option Plan, together with forms of stock option agreements.*(3)

10.20 Copy of Employment Agreement dated October 30, 1996 between the Registrant and Richard L. Dunning. (3)

10.21 Copy of Employment Agreement dated August 26, 1996 between the Registrant and David A. Jackson, Ph.D. (3)

10.22 Copy of Factor IX Research Agreement dated March 28, 1997 between Registrant and the Trustees of Columbia University in the City of New York. (7)

10.23 Copy of Employment Agreement dated May 5, 1997 between Registrant and Richard E. Kouri, Ph.D. (7)

10.24     Copy of Employment Agreement dated May 19, 1997 between Registrant and
          L. William McIntosh (8)

10.25 Hardware and Disposables Manufacturing Agreement between Nexell Baxter, dated as of December 17, 1997. (9)

10.26 Antibody Manufacturing and Storage Agreement between Nexell and Baxter, dated as of December 17, 1997. (10)

10.27 Hardware and Disposables Supply Agreement between Nexell and Baxter, dated as of December 17, 1997. (11)

10.28 Marketing, Sale and Distribution Agreement between Nexell and Baxter, dated as of December 17, 1997. (12)

     Exhibit
     Number    Description
     ------    -----------

     10.29 Non-Competition and Confidentiality Agreement between the Company and Baxter, dated as of December 17, 1997. (13)

     10.30 Sublicense (Chiron) between Nexell and Baxter, dated as of December 17, 1997. (14)

     10.31 Sublicense (Dorken) between Nexell and Baxter, dated as of December 17, 1997. (15)

     10.32 Sublicense (First Becton-Dickinson) between Nexell and Baxter, dated as of December 17, 1997. (16)

     10.33 Sublicense (Second Becton-Dickinson) between Nexell and Baxter,dated as of December 17, 1997. (17)

     10.34     Warrant, dated December 31, 1997, issued by Innovir to VIMRX

     10.35 Agreement, dated December 31, 1997, between VIMRX and Innovir relating to future equity purchases.

     16        Letter of Richard A. Eisner & Co., LLP (18)

     21        List of Subsidiaries.

     23(a).    Consent of Richard A. Eisner & Company, LLP.

     23(b).    Consent of KPMG Peat Marwick LLP
______________

* Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(2) Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(3) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-19153) and incorporated herein by reference thereto.

(4) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-19153) and incorporated herein by reference.

(5) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-19153) and incorporated herein by reference.

(6) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed March 21, 1997 and incorporated herein by reference thereto.

(7) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-19153) and incorporated herein by reference.

(8) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-19153) filed November 14, 1997 and incorporated herein by reference thereto.

(9) Filed as Exhibit number 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(10) Filed as Exhibit number 10.2 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(11) Filed as Exhibit number 10.3 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(12) Filed as Exhibit number 10.4 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(13) Filed as Exhibit number 10.5 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(14) Filed as Exhibit number 10.6 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(15) Filed as Exhibit number 10.7 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(16) Filed as Exhibit number 10.8 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(17) Filed as Exhibit number 10.9 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(18) Filed as the same number Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed May 21, 1997 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     On January 3, 1997, the Company filed a current report on Form 8-K announcing the acquisition of 68% of the issued and outstanding stock of Innovir.

     On March 21, 1997, the Company filed a current report on Form 8-K announcing the entry into the Research Agreement with Columbia.

     On May 21, 1997, the Company filed a current report on Form 8-K announcing the appointment of KPMG Peat Marwick LLP as its Certifying Accountant.

     On January 3, 1998, the Company filed a current report on Form 8-K announcing the acquisition of the assets of the Immunology Division of the Biotech Business Group of Baxter Healthcare Corporation.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


                      Consolidated Financial Statements


Independent Auditors' Report                                               F-2

Independent Auditors' Report                                               F-3

Consolidated Balance Sheets at December 31, 1997 and 1996                  F-4

Consolidated Statements of Operations for the years ended
December 31, 1997, 1996 and 1995                                           F-5

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 1997, 1996 and 1995                           F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                           F-7

Notes to Consolidated Financial Statements                         F-8 to F-30

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
VIMRX Pharmaceuticals Inc:

We have audited the accompanying consolidated balance sheet of VIMRX Pharmaceuticals Inc. and subsidiaries ("VIMRX") as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of VIMRX as of December 31, 1996 and for the two years then ended, were audited by other auditors whose report thereon dated March 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIMRX as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP

Wilmington, Delaware
March 23, 1998

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
VIMRx Pharmaceuticals Inc.
Wilmington, Delaware

We have audited the accompanying consolidated balance sheet of VIMRx Pharmaceuticals Inc. and subsidiaries as of December 31, 1996 and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis. evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of VIMRx Pharmaceuticals Inc. and subsidiaries as of December 31, 1996, and the consolidated results of their operations and their consolidated cash flows for each of the years in the two-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP
New York, New York
March 14, 1997

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                                            DECEMBER 31,
                                                                   ---------------------------------------------------------------
                            ASSETS                                            1997                                  1996
                                                                   -------------------------          ----------------------------
Current assets:
     Cash and cash equivalents                                                  $ 57,830,000                          $  8,611,000
     Short-term investments                                                               --                            38,300,000
     Receivables from related party                                                4,235,000                                    --
     Inventory                                                                     2,227,000                                    --
     Other current assets                                                            922,000                               348,000
                                                                   -------------------------          ----------------------------
                    Total current assets                                          65,214,000                            47,259,000

Fixed assets, net                                                                 15,464,000                             2,650,000
Intangible assets, net                                                            40,773,000                             1,236,000
Other assets                                                                         496,000                               547,000
                                                                   -------------------------          ----------------------------
                   TOTAL ASSETS                                                 $121,947,000                          $ 51,692,000
                                                                   =========================          ============================


                         LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses                                      $  3,380,000                          $  1,903,000
     Long-term debt current portion                                                  130,000                                36,000
     Capital leases current portion                                                  350,000                               472,000
                                                                   -------------------------          ----------------------------
                   Total current liabilities                                       3,860,000                             2,411,000

Long-term debt                                                                    30,171,000                               227,000
Capital leases                                                                       208,000                               463,000
                                                                   -------------------------          ----------------------------
                    Total liabilities                                             34,239,000                             3,101,000
                                                                   -------------------------          ----------------------------

Minority interest in subsidiaries                                                  4,161,000                             2,381,000

Contingencies, commitments and other matters (Note 12)

SHAREHOLDERS' EQUITY
Class A Convertible Preferred Stock; $.001, Par value                                    100                                    --
     150,000 shares authorized shares; 66,304  issued and
      outstanding at December 31, 1997
      (liquidation value $66,304,000)
Common stock; $.001 Par value, 120,000,000 shares                                     67,000                                54,000
     authorized, 66,498,000 and 54,430,000 shares issued
     and outstanding at December 31,1997 and
     December 31,1996, respectively
Additional paid-in-capital                                                       182,538,900                            89,478,000
Unearned compensation                                                               (449,000)                             (800,000)
Unrealized (loss) on investment                                                           --                              (143,000)
Cumulative translation adjustment                                                    (40,000)                               (8,000)
Accumulated deficit                                                              (98,570,000)                          (42,371,000)
                                                                   -------------------------          ----------------------------
 Total shareholders' equity                                                       83,547,000                            46,210,000
                                                                   -------------------------          ----------------------------
                     Total liabilities and shareholders' equity                 $121,947,000                          $ 51,692,000
                                                                   =========================          ============================

    The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Years Ended December 31,
                                                        ------------------------------------------------------------
                                                                1997              1996                     1995
                                                        ---------------     ----------------        ----------------
Revenue............................................        $  5,002,000         $         --             $        --
Cost of goods sold.................................           4,630,000                   --                      --
                                                        ---------------     ----------------       -----------------
     Gross profit..................................             372,000                   --                      --
                                                        ---------------     ----------------        ----------------

Operating expenses:
   Research and development........................          14,507,000            2,950,000               2,840,000
   Purchased research and development (net of gain
     on sale of subsidiary of $2,889,000 in 1996)..          39,862,000           14,484,000                      --
   General and administrative......................           7,215,000            4,300,000               2,272,000
   Goodwill amortization ..........................             412,000                   --                      --
   Selling and marketing...........................              61,000                   --                      --
                                                        ---------------     ----------------        ----------------
     Total operating expenses......................          62,057,000           21,734,000               5,112,000

Operating loss ....................................         (61,685,000)         (21,734,000)             (5,112,000)
                                                        ---------------     ----------------        ----------------

Other (income) expenses:
   Royalty expense ................................             150,000              100,000                 100,000
   Minority interest in net loss of
     consolidated subsidiaries.....................          (3,474,000)            (116,000)                     --
   Interest Income ................................          (2,216,000)          (1,792,000)               (160,000)
   Interest expense................................             121,000              329,000                   2,000
   Other, net .....................................             (67,000)            (395,000)                186,000
                                                        ---------------     ----------------        ----------------
     Total other (income) expenses.................          (5,486,000)          (1,874,000)                128,000
                                                        ---------------     ----------------        ----------------

Net (loss) ........................................         (56,199,000)         (19,860,000)             (5,240,000)

Preferred Stock dividends..........................            (166,000)                  --                      --
                                                        ---------------     ----------------        ----------------

Net (loss) applicable to Common Stock..............         (56,365,000)         (19,860,000)             (5,240,000)
                                                        ===============     ================        ================

Basic loss per share...............................        $     (1.02)         $      (0.50)            $     (0.27)
                                                        ===============     ================        ================
Weighted average number of shares of
   common stock  outstanding ......................          55,457,000           39,399,000              19,748,000
                                                        ===============     ================        ================

Diluted loss per share.............................        $     (1.02)         $      (0.50)            $     (0.27)
                                                        ===============     ================        ================
Weighted average number of shares of
   common stock  and dilutive equivalent
   shares outstanding .............................          55,457,000           39,399,000              19,748,000
                                                        ===============     ================        ================

    The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                  Years Ended December 31, 1997, 1996 and 1995

                                                                                                                       Additional
                                                         Preferred Stock                   Common Stock                 Paid-in
                                                 ---------------------------------  ------------------------------
                                                       Shares           Amount         Shares          Amount           Capital
                                                 -----------------  --------------  ------------   ---------------  --------------
Balance  January 1, 1995                                     - 0 -  $        - 0 -    19,742,576           $20,000  $   22,384,000

Exercise of warrants - net ($1.50 per share)                                               2,000                             3,000
Exercise of options ($0.4375 per share)                                                  150,000                            65,000
Value of options issued to consultants                                                                                     591,000
Value assigned to warrants issued in private
      placement of debt securities                                                                                         200,000
Net (loss) for year
                                                 -----------------  --------------  ------------   ---------------  --------------
Balance - December 31, 1995                                  - 0 -           - 0 -    19,894,576           $20,000  $   23,243,000

Exercise of warrants ($1.50 per share)
      (net of $712,000 expense)                                                       13,907,015            14,000      20,135,000
Exercise of warrants ($2.25 per share)
      (net of $1,275,000 expense)                                                     14,210,315            14,000      30,684,000
Issuance of common stock in private
      placement ($1.50 per unit)
      (net of $142,000 expense)                                                        2,799,991             3,000       4,055,000
Issuance of warrants in connection with
      acquisition of Ribonetics                                                                                          1,562,000
Exercise of options ($.50 - $1.16 per share)                                             217,990                           195,000
Issuance of restricted stock to nonemployee
      directors                                                                          400,000                           400,000
Issuance of shares in connection with
      acquisition of Innovir ($3 per share)                                            3,000,000             3,000       8,997,000
Compensatory stock options                                                                                                 207,000
Translation adjustment
Unrealized (loss) on investments
Net (loss) for year
                                                 -----------------   -------------  ------------   ---------------  --------------
Balance - December 31, 1996  (carried forward)               - 0 -           - 0 -    54,429,887           $54,000  $   89,478,000

                                                                             Unrealized     Cumulative
                                                             Unearned         (Loss) on    Translation        Retained
                                                           Compensation     Investments     Adjustment         Deficit
                                                           ------------     -----------     ----------       -----------
Balance  January 1, 1995                                    $     - 0 -     $     - 0 -     $    - 0 -      $(17,271,000)

Exercise of warrants - net ($1.50 per share)
Exercise of options ($0.4375 per share)
Value of options issued to consultants                      $  (493,000)
Value assigned to warrants issued in private
      placement of debt securities
Net (loss) for year                                                                                          $(5,240,000)
                                                            -----------     -----------     ----------      ------------
Balance - December 31, 1995                                 $  (493,000)    $     - 0 -     $    - 0 -      $(22,511,000)

Exercise of warrants ($1.50 per share)
      (net of $712,000 expense)
Exercise of warrants ($2.25 per share)
      (net of $1,275,000 expense)
Issuance of common stock in private
      placement ($1.50 per unit)
      (net of $142,000 expense)
Issuance of warrants in connection with
      acquisition of Ribonetics
Exercise of options ($.50 - $1.16 per share)
Issuance of restricted stock to nonemployee
      directors                                                (347,000)
Issuance of shares in connection with
      acquisition of Innovir ($3 per share)
Compensatory stock options                                       40,000
Translation adjustment                                                                      $   (8,000)
Unrealized (loss) on investments
Net (loss) for year                                                         $  (143,000)                     (19,860,000)
                                                            -----------     -----------     ----------      -------------
Balance - December 31, 1996  (carried forwar                $  (800,000)    $  (143,000)    $   (8,000)     $(42,371,000)

The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

                 Years Ended December 31, 1997, 1996 and 1995

                                                                                                                  Additional
                                                        Preferred Stock                   Common Stock              Paid-in
                                               --------------------------------   ----------------------------
                                                    Shares            Amount         Shares          Amount         Capital
                                               ---------------   --------------   ------------   -------------   ------------
Balance - December 31, 1996  (bought forward)           - 0 -            - 0 -      54,429,887         54,000      89,478,000

Exercise of Directors' options
        ($.75 - $.94 per share)                                                        520,000          1,000         417,000
Issuance of Common Stock to
        Columbia University                                                            200,000                        700,000
Exercise of warrants ($1.50 per share)                                                 200,000                        299,000
Exercise of Directors' options                                                          12,500                         17,000
Issuance of shares in connection with
        Acquisition of Ribonetics                                                      121,239                             --
Exercise of consultant options                                                          15,000                          8,000
Issuance of shares in connection with
        Acquisition of  Immunotherapy                  66,304              100      11,400,000         12,000      91,619,900
Amortization of options
Translation Adjustment
Unrealized (loss) on Investments
Net (loss) for year
                                               ---------------   --------------   -------------  -------------   ------------
Balance  December 31, 1997                             66,304      $       100       66,898,626       $67,000    $182,538,900
                                               ---------------   --------------   -------------  -------------   ------------

                                                                         Unrealized          Cumulative
                                                      Unearned            (Loss) on         Translation        Retained
                                                    Compensation         Investments         Adjustment         Deficit
                                                 ------------------   -----------------   ----------------   --------------
Balance - December 31, 1996  (bought forward)        (800,000)              (143,000)          (8,000)         (42,371,000)

Exercise of Directors' options
        ($.75 - $.94 per share)
Issuance of Common Stock to
        Columbia University
Exercise of warrants ($1.50 per share)
Exercise of Directors' options
Issuance of shares in connection with
        Acquisition of Ribonetics
Exercise of consultant options
Issuance of shares in connection with
        Acquisition of  Immunotherapy
Amortization of options                               351,000
Translation Adjustment                                                                        (32,000)
Unrealized (loss) on Investments                                             143,000
Net (loss) for year                                                                                            (56,199,000)
                                                 ------------------   -----------------   ---------------    --------------

Balance  December 31, 1997                          $(449,000)          $        - 0 -       $(40,000)       $ (98,570,000)
                                                 ==================   =================   ===============    ==============


   The accompanying notes are an integral part of the financial statements.

                    VIMRX PHARMACEUTICALS. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------
                                                                 1997                   1996                    1995
                                                         -------------------      ----------------        ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)                                                   $(56,199,000)           $(19,860,000)         $(5,240,000)
Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
   Depreciation and amortization......................          1,232,000                 155,000               24,000
   Amortization of debt discount......................                 --                 198,000                2,000
   Research and development expenses to be settled
     through the issuance of stock....................                 --                (464,000)             464,000
  Investment in and advances to research and
     development entities charged to expense..........                 --                                      185,000
  (Gain) on sale of subsidiaries......................                 --              (2,889,000)
  Noncash compensation................................            430,000                 481,000               98,000
  Purchased in process research and development.......         39,862,000              17,374,000                   --
  Loss from disposal of equipment.....................                 --                  12,000                   --
  Deferred financing cost.............................                 --                 310,000                   --
  Minority interest in net loss.......................         (3,474,000)               (116,000)                  --
  Changes in operating assets and liabilities:
     Decrease in prepayments under research contracts                  --                      --               47,000
     (Increase) decrease in other current assets and
        other assets..................................           (100,000)               (103,000)              69,000
     Increase (decrease) in accounts payable and
        accrued expenses..............................          1,190,000                (265,000)             266,000
                                                         ----------------         ---------------         ------------
Net cash (used in) operating activities                       (17,059,000)             (5,167,000)          (4,085,000)
                                                         ----------------         ---------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Net (purchases) sales of short-term investment......         38,300,000             (38,279,000)           2,590,000
  Payment for acquisition, net of cash acquired.......                 --              (2,011,000)                  --
  Purchase of marketable securities...................            214,000                (450,000)                  --
  Purchases of equipment..............................           (683,000)               (802,000)             (50,000)
  Proceeds from sale of equipment.....................                 --                  12,000                   --
  Cash acquired in acquisition........................         28,138,000                      --                   --
  Investment in and loan to CambES, Ltd...............                 --                      --             (100,000)
                                                         ----------------         ---------------         ------------
Net cash provided by (used in) investing activities            65,969,000             (41,530,000)           2,440,000
                                                         ----------------         ---------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sales of preferred and
     common stock, net................................                 --               4,058,000                   --
  Proceeds from issuance of common stock in
     connection with the exercise of warrants/options.            742,000              51,042,000               69,000
  Proceeds from bridge loans..........................                 --                      --            1,740,000
  Repayment of capital leases.........................           (503,000)                     --                   --
  Repayment of bridge loans...........................                 --              (2,000,000)                  --
                                                         ----------------         ---------------         ------------
Net cash provided by financing activities                         239,000              53,100,000            1,809,000
                                                         ----------------         ---------------         ------------
Effect of exchange rate changes on cash...............             70,000                 (11,000)                  --
                                                         ----------------         ---------------         ------------
Net increase in cash and cash equivalents.............         49,219,000               6,392,000              164,000
Cash and cash equivalents at beginning of period......          8,611,000               2,219,000            2,055,000
                                                         ----------------         ---------------         ------------
Cash and cash equivalents at end of period............       $ 57,830,000            $  8,611,000          $ 2,219,000
                                                         ----------------         ---------------         ------------

Cash paid for interest................................       $    121,000            $    124,000          $        --
                                                         ----------------         ---------------         ------------

    The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements

1    THE BUSINESS

 (a) Operations

     VIMRX Pharmaceuticals Inc. and subsidiaries ("The Company") is biopharmaceutical company focused on identifying, evaluating, acquiring and commercializing scientific technologies to be developed by the Company in partnership with others. The Company has an 80.5% interest in Nexell Therapeutics, Inc. ("Nexell"), the former Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"). Nexell is developing and selling products to support cell therapy for cancer and other serious diseases. The Company also owns approximately 70% of the capital stock of Innovir Laboratories, Inc. (NASDAQ: INVR). ("Innovir") together with its subsidiaries is engaged in the research and development of oligozymes, a new class of biopharmaceutical agents for use in identifying, characterizing, and validating pharmaceutical drug discovery targets (target validation). Through its 90% interest in VIMRX Genomics, Inc. ("VGI"), the Company funds research relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University. The company is also engaged in developing therapeutic products from synthetic hypericin, principally for the treatment of brain cancer and certain hyproliferative skin diseases and in developing therapeutics to prevent dangerous blood clotting and to enhance wound healing. Prior to 1997, the Company was considered to be a development stage enterprise.

 (b) Ownership

     The Company's shares are publicly traded on NASDAQ under the symbol "VMRX".

 (c) Risks

     The Company is subject to those risks associated with any biopharmaceutical company which has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees and consultants.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 (a) Basis of presentation

     The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses and negative cash flows from operations since inception, however, management believes that existing liquid assets will enable the Company to continue to operate for the foreseeable future. Prior to 1997 the Company was a development stage enterprise. As a result of the acquisition of Nexell, described in note 3, the Company has products which have appropriate regulatory approval, are manufactured and sold, and therefore the Company is no longer considered a development stage enterprise.

 (b) Consolidation

     The accompanying consolidated financial statements include the accounts of VIMRX, Innovir, Nexell and all subsidiaries which are wholly owned. All significant intercompany balances and transactions have been eliminated.

 (c) Foreign currency translation

     Financial statements of foreign subsidiaries are translated into US dollars using the year-end exchange rate for net assets and average exchange rates for revenue and expense accounts. Adjustments resulting from these translations are reflected directly in shareholders' equity.

 (d) Cash and cash equivalents

     Cash and cash equivalents of $57.8 million and $8.6 million at December 31, 1997 and 1996, respectively, consist of money market deposits, bank deposits, commercial paper with maturity of less than three months, and a mutual fund which invests in short duration bonds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The Company holds no collateral for these financial instruments. Cash and cash equivalents subject the Company to concentrations of credit risk.

 (e) Investments

     At December 31, 1996 the Company had certain investments which were classified as "available-for-sale". These investments are reported at fair market value in the balance sheet, and related unrealized holding gains and losses are reported as separate component of shareholders' equity until realized.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements

 (f) Inventories

     Inventories, which consist only of finished goods, are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

 (g) Fixed assets

     Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost, unless such assets are under a capital lease in which case they are stated at the present value of the minimum lease payments.

     Equipment is depreciated on a straight-line basis over its estimated useful lives which range from 4 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred.

 (h) Intangible assets

     Goodwill and other intangibles arising from the 1997 acquisition of the assets of Nexell represents the excess of purchase price paid by the Company over 80.5% of the fair value of net assets tangible assets acquired (see Note 3). Such amounts are being amortized over 12.5 years, with the exception of purchased research and development, which was immediately charged to the statement of operations. 1997 Amortization expense related to the Nexell goodwill was not material.

     Goodwill arising from the 1996 acquisition of Innovir, represents the excess of the purchase price paid by the Company over 68% of the fair value of the net tangible assets acquired. Such amount is being amortized on a straight-line basis over the period of expected benefit of three years, with the exception of purchased research and development which was charged to the statement of operations in 1996. Amortization of the Innovir goodwill for the year ended December 31, 1997 was $412,000; amortization of goodwill for the year ended December 31, 1996 was not material.

     The carrying value of goodwill will be reviewed periodically based on the advancement of the Company's technology and the continued employment of the Company's workforce and consultants. Should this review indicate that goodwill will not be realized, the Company's carrying value of the goodwill will be reduced.

 (i) Other assets

     Other assets consist principally of security deposits and will be recovered upon termination of the related leases.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


 (j) Revenue recognition

     Revenue and related cost of goods sold are recognized upon shipment of products.

 (k) Research and development

     Research and development costs are charged to expense as incurred. In the event of a business combination, purchased research and development is valued and included in the allocation of the purchase price. If technological feasibility of the acquired technology can not be established at the date of acquisition and the technology has no future alternative uses, the amount is immediately charged to expense.

 (l) Income taxes

     Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets may be reduced, if necessary, by a valuation allowance for any tax benefits which are not expected to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

 (m) Stock-based compensation

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure required by SFAS 123.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


 (n) Net loss per share

     Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common and diluted potentially dilutive outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method but are excluded if their effect is antidilutive.

     Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128") Earnings Per Share "(EPS"). SFAS 128 establishes and simplifies the standards for computing earnings per share previously found in Accounting principles Board Opinion No. 15, Earnings Per Share ("APB 15") and makes them comparable to international EPS standards. Pursuant to the adoption of the SFAS 128 and Securities and Exchange Commission Staff Accounting Bulletin No. 98, the Company has restated its net loss per share for all previously issued periods. Accordingly, all net loss per share calculations reflect a historical approach methodology rather than the methodology required by the superseded guidance of APB 15 and Staff Accounting Bulletin No. 83 which amounts were previously presented.

 (o) Commitments and contingencies

     Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties, and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

 (p) Impairment of long-lived assets

     The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Such asset is deemed impaired and written down to its fair value if expected future cash flows are less that its carrying amount.

 (q) Fair value of financial instruments

     Financial instruments include receivables, accounts and notes payable and investments. The carrying amount of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a current transaction for that carrying amount.

 (r) Use of estimates

     The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities as well as the disclosure of contingencies. Actual results could differ from those estimates.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


 (s) Reclassifications

     Certain prior year amounts have been reclassified to conform with current year presentation.

 (t) New accounting pronouncements

     In June 1997, the FASB issued Statement of Financial Standards No. 130, ("SFAS 130"). Reporting Comprehensive Income. SFAS 130 requires that all items are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 is effective for fiscal years beginning after December 15, 1997. The Company plans to adopt this accounting standard as required. The adoption of SFAS 130 will have no impact on the Company's earnings, financial condition or liquidity, but will require the Company to classify items of other comprehensive income in a financial statement and display the accumulated balance of other comprehensive income separately in the equity section of the balance sheet.

     In June 1997, the FASB also issued Statement of Financial Standard No. 131, ("SFAS 131") Disclosures about Segments of an Enterprise and Related Information. SFAS 131 supersedes Statement of Financial Standards No. 14, Financial Reporting for Segments of a Business Enterprise, and establishes new standards for reporting information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 is effective for periods beginning after December 15, 1997. SFAS 131 affects reporting in financial statements only and will have no impact on the Company's results of operations, financial condition or liquidity.

3    ACQUISITIONS

 (a) Acquisition of 80.5% of the Immunology Division of the Biotech Business Group of Baxter Healthcare Corporation

     On December 17, 1997, the Company completed it's acquisition of the intellectual property and intangible assets, other than trademarks, of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"), for 11,000,000 shares of the Company's Common Stock and 66,304 shares of the Company's Class A Preferred Stock; and the transfer of such intangible assets to a newly organized subsidiary, Nexell Therapeutics, Inc. ("Nexell"), in exchange for 80.5% of Nexell's common stock. Concurrently, Nexell acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the payment to Baxter of 19.5% of Nexell's common stock and a warrant entitling Baxter to purchase an additional 6% of Nexell's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of the Subsidiary's 6.5% convertible subordinated debentures for $10,000,000 and Baxter purchased $30,000,000 principal amount of such
     debentures for $30,000,000.   The Company's debentures eliminate on
     consolidation.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


     VIMRX's acquisition of 80.5% of Nexell has been accounted for as a purchase and the operating results of the Company include those of Nexell for the period from December 23, 1997 (date of acquisition) to December 31, 1997. The purchase price of $93,000,000 was allocated as follows:

          Tangible assets                        $13,952,000
          Liabilities                             (1,389,000)
          In-process research and development     37,712,000
          Goodwill                                28,861,000
          Other intangible assets                 11,086,000
                                                 -----------
                                                 $93,000,000
                                                 ===========

     The technological feasibility of the purchased in-process research and development has not yet been established, therefore, the entire amount has been expensed in the period ended December 31, 1997.

     In addition, the Company entered into a series of agreements pursuant to which Baxter will (i) perform manufacturing services; (ii) supply certain products and components; (iii) have the exclusive rights to distribute certain of the products and instruments which it sold to Nexell; (iv) provide engineering and product development services and certain transitional services for Nexell; (v) sublicense certain technology to Nexell; and (vi) comply with a non-competition and confidentiality agreement. In connection with the product development agreement, the Company may pay up to $21,000,000 to Baxter as and when certain product development and regulatory milestones are achieved. Baxter provides manufacturing services to the Company on an ongoing basis with respect to Nexell's products at no cost, and marketing services are provided at a certain margin.

 (b) Transactions to acquire majority interest in Innovir Laboratories, Inc.

     The Company, Innovir and certain stockholders of Innovir (the "Aries Funds") entered into a transaction (the "Transaction") whereby the Company acquired 68% of Innovir and Innovir acquired 100% of the outstanding capital stock of VIMRX Holdings Limited ("VHL"). In consideration of the acquisition of VHL, Innovir, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D convertible preferred stock and warrants to purchase two million shares of the Innovir's common stock. The warrants expire after five years. The exercise price for one million warrants is $1.00 per share; the remaining one million warrants have an exercise price of $2.00 per share.

     Simultaneously with Innovir's acquisition of VHL, the Company, in exchange for $3 million and three million shares of its common stock, acquired 9.5 million shares of Innovir's common stock from the Aries Funds. In addition, the Company and the Aries Funds entered into an agreement whereby the Company obtained the right to vote 500,000 shares of Innovir's common stock held by the Aries Funds, thereby effectively giving the Company voting control of an aggregate of 18,666,666 shares of Innovir's stock.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Notes to the Consolidated Financial Statements


     The Company's partial acquisition of Innovir and Innovir's acquisition of VHL, have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations ("APB 16") and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers ("EITF 90-13"). The application of APB 16 and EITF 90-13 requires that the Transaction be accounted for as a partial sale of VHL to the minority shareholders of Innovir and a partial acquisition of Innovir. The Company's purchase price of its 68% of Innovir totaled approximately $17 million. Of the total purchase price, approximately $3.7 million was allocated to tangible assets, $1.8 million to liabilities, $13.8 million to purchased in-process research and development and the balance to goodwill. The purchased in-process research and development was immediately expensed. In connection with the partial sale of VHL, the Company recorded a gain of $2.8 million which has been included with purchased research and development expense for the year ended December 31, 1996. The accompanying statement of operations include the operations of Innovir for the year ended December 31, 1997 and the period from December 23, 1996 to December 31, 1996.

     During the year ended December 31, 1997, the Company exercised certain warrants and purchased additional shares (at market price) which increased its ownership interest to approximately 70%.

 (c) Acquisition of Ribonetics

     During 1996, VHL acquired 100% of the outstanding capital stock of Ribonetics in consideration for approximately $1.6 million of cash and a warrant to purchase 365,000 shares of the Company's common stock at an exercise price of $.01 per share (the "Acquisition"). The Company valued the warrants at approximately $1,562,000. The Acquisition has been accounted for as a purchase and the operating results of the Company include those of Ribonetics for the year ended December 31, 1997 and the seven months ended December 31, 1996. The total purchase price aggregated approximately $3.7 million and has been allocated to tangible assets, liabilities and purchased in-process research and development of $475,000, $289,000 and $3,528,000, respectively. The purchased research and development was immediately expensed.

 (d) Unaudited Pro forma results of operations

     The unaudited pro forma results of operations for the year ended December 31, 1997, have been prepared as if the acquisition of 80.5% of the Immunology Division discussed in (a) above, occurred on January 1, 1997. The unaudited pro forma results of operations for the year ended December, 31, 1996 have been prepared as if the acquisitions discussed in (b) and (c) above had occurred on January 1, 1996.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Noted to the Consolidated Financial Statements

                                               UNAUDITED
                                        Year ended December 31,
                                           1997         1996
                                        -----------  -----------

          Revenue                       $20,829,000    6,420,000
          Other income                    7,361,000  $ 9,267,000

          Expenses                      $62,501,000  $61,199,000
          Cost of Sales                  17,079,000    8,948,000
                                        -----------  -----------

            Net loss                    $51,390,000  $54,460,000
                                        ===========  ===========

          Basic loss per share          $      0.93  $      1.07
          Diluted loss per share        $      0.93  $      1.07

     The pro forma results of operations above include adjustments for the amortization of intangibles and exclude nonrecurring charges related to purchased in-process research and development arising from the acquisitions.

     The pro forma financial information is not necessarily indicative of the operating results that would have occurred had the acquisitions above been consummated at the beginning of the respective periods, nor are they necessarily indicative of future operating results.

4    RESEARCH CONTRACTS AND OTHER AGREEMENTS

     In the normal course of business the Company is party to various research contracts, collaborative agreements, employment agreements, and other commitments. Significant contracts and agreements are described below.

 (a) Research agreements with Columbia University

     In March 1997, the Company entered into an agreement (the "Agreement") with Columbia University ("Columbia") whereby the Company, through its newly established subsidiary VGI will provide $30 million in funding to Columbia over the next five years in exchange for the right to exclusively license technology developed under the Agreement at Columbia. Columbia has received a 10% interest in VGI (valued at $500,000), and has received 200,000 shares of the Company (valued at $700,000) which collectively have been allocated to purchased research and development which was immediately expensed. The Agreement is terminable by either Columbia or VGI during the initial five-year term upon six months' notice, but in no event earlier than September 7, 1999. Through December 31, 1997, VGI has paid Columbia $4.7 million in funding under the terms of the Agreement.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Noted to the Consolidated Financial Statements


     In March, 1997 the Company also entered into a research agreement with Columbia whereby the Company will provide $2.7 million in funding over three years to research and develop Blood Factor IXai ("VM201"). In connection with this agreement, the Company acquired the exclusive, worldwide license to VM201 for $100,000.

 (b) Agreements with Baxter

     As described in Note 3(a), the Company is party to numerous contracts with Baxter.

 (c) Hypericin agreement

     Pursuant to an agreement with New York University ("NYU") and Yeda Research and Development Co., Ltd. ("Yeda"), located in Israel, (NYU and Yeda, collectively, the "Licensers"), the Licensers granted the Company a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retro-viruses as a therapeutic or preventive treatment for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. The agreement requires the Company to protect the Licensers and their related parties (consultants and scientists) from damages arising out of the conduct of the research project and the use or practice of the research technology, products or processes by the Company or its related parties. The Company must also maintain employer's liability insurance for all its employees engaged in work involving the research project.

     In addition, the Company is required to make royalty and related payments to licensers under the agreement consisting of: (1) royalties of 7% on net sales of products licensed; (2) royalties of 4.4% on net sales of products sublicensed; (3) 40% of payments from third parties to Fund research and development and (4) 12% of consideration received from an entity selling licensed products.

     Commencing June 1, 1993, minimum annual royalty payments of $100,000 are due until the later of the expiration of the Licensers' patents or 15 years from the first commercial sale of products under the agreement.

5    INVESTMENTS

     At December 31, 1997, substantially all of the Company's investments were in a mutual fund which, for financial statement purposes, is considered to be a cash equivalent. Securities available for sale at December 31, 1996 are summarized as follows:

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                Noted to the Consolidated Financial Statements

                                                                         Estimated            Unrealized
                                                      Cost              Fair Value           Gain (Loss)
                                               -------------------  -------------------  --------------------
     US Treasury and agencies                          $ 4,867,000          $ 4,845,000             $(22,000)
     Mortgage-backed securities                         17,548,000           17,583,000               35,000
     Asset-backed securities                            11,181,000           11,182,000                1,000
     Corporate debt securities                           4,683,000            4,690,000                7,000
                                                       -----------          -----------             --------
                                                       $38,279,000          $38,300,000             $ 21,000
                                                       ===========          ===========             ========

     During the year ended December 31, 1996 the Company realized a gain of approximately $272,000 on the sale of available-for-sale investments, which is included in other income.

     The cost and estimated fair value of available for sale securities by contractual maturity at December 31, 1996 is as follows:

                                                                                     Estimated
                                                                           Cost               Fair Value
                                                                    -----------------     -----------------
          Due after one year through five years                           $14,098,000           $14,083,000
          Due after five years through ten years                            5,721,000             5,719,000
          Due after ten years                                                 912,000               915,000
          Mortgage-backed securities                                       17,548,000            17,583,000
                                                                    -----------------     -----------------

                                                                          $38,279,000           $38,300,000
                                                                    -----------------     -----------------

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without repayment penalties. In 1997, all investments which were held at December 31, 1996 were liquidated, and the proceeds were reinvested in a mutual fund which is considered to be a cash equivalent.

     During 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expire on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to the Innovir's subsidiary, Ribonetics. During 1996, the Company recorded a charge to operations of $350,000 representing the excess over the fair value of securities at the date of purchase. During 1997, the investment was written down to its market value of $214,000, and is included in other assets. Such write-down resulted in a charge of $236,000 to the 1997 statement of operations.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


6    SUPPLEMENTAL BALANCE SHEET INFORMATION

     Fixed assets consists of the following:

                                                                                     December 31,
                                                                      ------------------------------------------
                                                                              1997                    1996
                                                                      -------------------     ------------------
          Office and laboratory equipment                                     $14,199,000             $2,042,000
          Computers                                                               358,000                114,000
          Leasehold improvements                                                1,858,000                689,000
                                                                      -------------------     ------------------
                                                                               16,415,000              2,845,000
          Less accumulated depreciation                                           951,000                195,000
                                                                      -------------------     ------------------

          Fixed assets, net                                                   $15,464,000             $2,650,000
                                                                      ===================     ==================

     Accounts payable and accrued expenses consist of the following:

                                                                                     December 31,
                                                                      ------------------------------------------
                                                                              1997                    1996
                                                                      -------------------     ------------------
          Accounts payable                                                     $  853,000             $  859,000
          Accrued expenses                                                      1,459,000                435,000
          Professional fees                                                       382,000                567,000
          Accrued payroll and related costs                                       686,000                 42,000
                                                                      -------------------     ------------------

                                                                               $3,380,000             $1,903,000
                                                                      ===================     ==================

     Intangible assets are comprised of the following:

                                                                                     December 31,
                                                                      ------------------------------------------
                                                                              1997                    1996
                                                                      -------------------     ------------------
          Goodwill                                                            $30,099,000             $1,236,000
          Patents                                                               7,230,000                      -
          Workforce                                                             3,490,000                      -
          Other                                                                   366,000                      -
                                                                      -------------------     ------------------
                                                                               41,185,000              1,236,000
          Less accumulated amortization                                           412,000                      -
                                                                      -------------------     ------------------

          Intangible assets, net                                              $40,773,000             $1,236,000
                                                                      ===================     ==================


     Receivables from related party are due from Baxter, and arise upon sale of inventory to Baxter.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


7    LEASES

     The Company leases certain equipment under various noncancelable capital lease agreements. Lease terms range from two to four years, after which the Company has the option to purchase the equipment at amounts defined by the respective lease agreements. In lieu of purchasing the equipment, certain leases may be extended for specified periods, at defined monthly payments. Upon expiration of the extended lease terms, the Company may purchase the equipment for one dollar or must return the equipment to the lessor.

     Leased equipment included as a component of fixed assets was approximately $1,513,000 and $1,387,000 at December 31, 1997 and 1996, and; related accumulated amortization was approximately $842,000 and $405,000 at December 31, 1997 and 1996, respectively.

     The Company also has noncancelable operating leases, primarily office space, that expire at various times over the next six years. These leases generally contain renewal options and require the Company to pay all executory costs such as maintenance and insurance. Rental expense totaled approximately $632,000, $250,000, and $107,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Future minimum lease payments under noncancelable operating leases (with initial or remaining lease terms in excess of one year) and future minimum capital lease payments as of December 31, 1997 are:


                                                                         Capital     Operating
                                                                         Leases       Leases
                                                                         --------   ----------
       Year ending December 31,
       1998                                                              $287,000   $1,329,000
       1999                                                               232,000    1,032,000
       2000                                                                80,000      658,000
       2001                                                                51,000      620,000
       2002                                                                     -      571,000
       thereafter                                                               -    1,073,000
                                                                         --------   ----------

       Total minimum lease payments                                       650,000   $5,283,000
                                                                                    ==========
       Less amount representing interest                                   92,000
                                                                         --------

       Present value of net minimum capital lease payments                558,000
       Less current installments of obligations under capital leases      350,000
                                                                         --------

       Obligations under capital leases,
         excluding current installments                                  $208,000
                                                                         ========

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


8    LONG-TERM DEBT

     Long-term debt consists of the following:

                                                                                       December 31,
                                                                      ----------------------------------------------
                                                                               1997                      1996
                                                                      ---------------------     --------------------
          Convertible debt payable to related party                             $30,075,000                 $      -
          Note payable to warrantholder                                             226,000                  263,000
                                                                      ---------------------     --------------------
          Total long-term debt                                                   30,301,000                  263,000
             Less current installments                                              130,000                   36,000
                                                                      ---------------------     --------------------
          Long-term debt, excluding current installments                        $30,171,000                 $227,000
                                                                      =====================     ====================

     Convertible debt payable to related party

     In connection with the Company's purchase of 80.5% of Nexell, Baxter purchased $30,000,000 of Nexell's subordinated debentures which are due in November, 2004. The debentures bear interest at a rate of 6.5% which is initially payable in November, 2002. At December 31, 1997, accrued interest amounted to $75,000 and has been included in Long-term debt. In the event of a public offering by, or the merger or sale of Nexell, the debentures are convertible into Nexell common stock at a per share price equal to 95% of the public offering, merger, or sale price.

     Term note payable to warrantholder

     The term note provides for interest, payable quarterly, at a rate of 8% per annum. The noteholder holds a lien on all the assets of Innovir. In connection with the issuance of the term note, the Company issued a warrant which provides the holder the right to acquire an aggregate of 40,000 shares of the Innovir's common stock at $6.25 per share. Any accrued but unpaid interest related to the term note may also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expired on February 10, 1998.

     In November 1996, the note was amended ("Amended Note"), and related accrued and unpaid interest as of that date was deferred. In consideration for the amendment, Innovir issued a second warrant, which entitles the holder to purchase 20,000 shares of the Innovir's common stock at a price of $1.50 per share. This warrant expires in November, 2001. The fair value of the warrant is not material.

     The aggregate maturities of long term debt for each of the five years subsequent to December 31, 1997 are as follows:

          Year Ending December 31,
                    1998                                   $   130,000
                    1999                                        97,000
                    2000                                             -
                    2001                                             -
                    2002                                             -
               thereafter                                   30,000,000

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     For the years ended December 31, 1997, 1996 and 1995, interest expense was $121,000, $329,000, and $2,000, respectively.

9    SHAREHOLDERS' EQUITY

     The Company is authorized to issue up to 120,000,000 shares of common stock with a par value of $.001. Additionally, the Company's Board, at its sole discretion, can issue series of preferred stock with each series having its own rights, privileges, and qualifications determined by the Board. As of December 31, 1997, the Company is authorized to issue up to 150,000 shares of $0.001 par Class A Preferred Shares, of which 66,304 are outstanding. Class A Preferred Shares ("A Shares") rights are as follows:

          Holders of A Shares have no voting rights and are entitled to receive dividends at the rate of 6% of the Liquidation Preference ($1,000 per share) per share per annum, as and when declared by the Board of Directors, before any dividend or distribution is declared, set apart or paid upon the Common Stock. The A Shares conversion feature provides for each share to be converted into that number of common shares as is determined by dividing the "Conversion Price" in effect at the time of conversion. The Conversion Price is initially the highest average closing price for any sixty day trading period during the first 18 months of issue, but in no event shall be greater than $7.50 per share, or less than $5.50 per share. After 7 years from the original issue date, or immediately prior to merger or sale of the Company, the A Shares automatically convert into shares of Common Stock at the then effective Conversion Price. The A Shares are not subject to any mandatory redemption or sinking fund provisions.

     At December 31, 1997, A Share dividends amounting to $166,000 were declared and are payable.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


10   STOCK OPTION PLANS

 (a) Employees stock option plans

     The Company has two employee stock option plans (the "1990 Plan" and the "1997 Plan"). On June 20, 1996, the 1990 Plan was amended increasing the number of shares of common stock issuable upon exercise of options granted under the Plan from 1,200,000 to 2,400,000 shares and on June 24, 1997, the 1990 Plan was amended to conform the 1990 Plan to certain statutory and regulatory development and to provide the Board of Directors and the Compensation Committee with greater flexibility in determining the terms and conditions of employee options. The shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of the options may be up to 10 years and are exercisable as determined by the committee provided that the option does not become exercisable before six months from the date of grant. At December 31, 1997, there were no additional options available for grant under the 1990 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

     Under the terms of the 1997 Plan, up to 1,000,000 shares of common stock are issuable upon exercise of options granted. The shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of the options may be up to 10 years and are exercisable as determined by the committee provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for nonincentive and incentive options, respectively. The grant prices must be no less than 50% and 100% of the fair market value for nonincentive and incentive options, respectively. Generally, options vest 25% per annum on the anniversary date of grant.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Stock options outstanding under these plans are as follows:

                                                        1990 Plan                                  1997 Plan
                                                      --------------                             -------------

                                                                         Weighted-                        Weighted-
                                                                          Average                          Average
                                                                          Exercise                         Exercise
                                                          Shares           Price           Shares           Price
                                                      --------------  ----------------  -------------  ----------------

Outstanding at December 31, 1994                            310,000            -              -                 -
   Granted                                                  250,000         0.44              -                 -
   Expired                                                 (135,500)        1.59              -                 -
   Exercised                                               (150,000)        0.44              -                 -
                                                    -------------------------------------------------------------------

Outstanding at December 31, 1995                            274,500            -              -                 -
   Granted                                                1,475,000         2.71              -                 -
   Exercised                                                (12,000)        1.16              -                 -
                                                    -------------------------------------------------------------------

Outstanding at December 31, 1996                          1,737,500        $2.34              -                 -
    Granted                                                 411,900         2.40        203,100             $1.91
    Expired                                                (131,250)        1.66              -                 -
    Exercised                                               (12,500)        1.38              -                 -
                                                    -------------------------------------------------------------------

Outstanding at December 31, 1997                          2,005,650        $2.45        203,100             $1.91
                                                    ===================================================================

The following table summarizes information about stock options outstanding at December 31, 1997 under the 1990 Plan and the 1997 Plan:


                                                           Options Outstanding              Options Exercisable
                                                         -----------------------          -----------------------
              1990 PLAN                                    Weighted-
-------------------------------------
                                                            Average
                                                           Remaining        Weighted-                      Weighted-
                                                          Contractual        Average                        Average
                                             Number          Life           Exercise        Number         Exercise
 Range of Exercise Price                  Outstanding     (in Years)          Price       Exercisable        Price
                                         -------------  --------------   -------------  ---------------  ------------
        .44 - .69                             250,000         2.88          $0.59              162,500       $0.63
       1.66 - 1.91                            113,650         3.90           1.81               43,750        1.66
       2.56 - 3.31                          1,642,000         3.59           2.78              325,000        2.85
---------------------------------------------------------------------------------------------------------------------
     Total 1990 Plan                        2,005,650         3.40          $2.45              531,250       $2.07
=====================================================================================================================

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


                   1997 Plan                                   Weighted-
     -------------------------------------
                                                                Average
                                                               Remaining        Weighted-                      Weighted-
                                                              Contractual        Average                        Average
                                                Number            Life          Exercise         Number         Exercise
        Range of Exercise Price               Outstanding      (in Years)         Price        Exercisable       Price
                                            ---------------  --------------   -------------  ---------------  ------------
              1.91                              203,100            4.38           $1.91                 -             -
     ---------------------------------------------------------------------------------------------------------------------

        Total 1997 Plan                         203,100            4.38           $1.91                 -             -
     =====================================================================================================================

(b)  Directors Stock Option Plan

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

     Additional information with respect to the Directors Plan option activity is summarized as follows:

                                                                                       Weighted-
                                                                                        Average
                                                                                        Exercise
                                                                        Shares           Price
                                                                    ---------------  --------------
          Granted                                                          920,000         $0.86
                                                                  ---------------------------------
          Outstanding at December 31, 1995                                 920,000          0.86

          Exercised                                                       (200,000)         0.89
                                                                  ---------------------------------
          Outstanding at December 31, 1996                                 720,000          0.85

          Exercised                                                       (520,000)         1.14
                                                                  ---------------------------------
          Outstanding at December 31, 1997                                 200,000          0.94
                                                                  =================================


     At December 31, 1997, all the options under the Directors Plan are exercisable, and the weighted average remaining contractual life is 2.88 years.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     At December 31, 1997, there were 796,900 additional shares available for grant under the Plans. The per share weighted-average fair value of the options granted during 1997 and 1996 are estimated at $2.40 per share and $2.20 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions

                                        1997            1996            1995
                                     ----------      ----------       ----------
          Expected dividend yield           0%              0%                0%
          Expected volatility             110%            110%              110%
          Risk free interest rate         6.2%            6.1%              6.4%
          Expected life               5 years         5 years           5 years
                                     ----------      ----------       ----------

     The Company applies APB 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. In the event that the fair value of the underlying common stock is equal to or below the grant price of the option at the date of grant, no compensation expense is recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                   1997             1996              1995
                                 --------         --------          --------
           Net loss As
             reported           $56,199,000      $19,860,000       $5,240,000
             Pro forma          $57,533,000       20,745,000        5,423,000

          Loss per share:
             As reported        $      1.01      $      0.50       $     0.27
             Pro forma          $      1.04             0.53             0.27

(c)  Nonemployee director restricted stock award plan

     On June 21, 1996, the Company adopted the 1996 nonemployee Director Restricted Stock Award Plan (the "Award Plan") under which an aggregate of 900,000 shares of common stock are reserved for issuance as restricted shares of common stock to nonemployee directors. Restricted shares shall be forfeited by the nonemployee director in the event the director ceases to serve as director of the Company, except that such forfeiture provision will lapse at a rate of 25% of the number of restricted shares per annum commencing one year from the date of issuance.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The Company has the right of first refusal to purchase any vested restricted shares proposed to be transferred by a nonemployee director for a period of 30 days after receipt of written notice at a per share price equal to the difference between the fair market value at the date of proposed transfer minus the difference between the fair market value at the date of grant less $1.00. During the year ended December 31, 1996, the Company granted 400,000 restricted shares under the Award Plan, 25% of which have vested at December 31, 1997. The Company valued these shares at $400,000, which is being amortized over the vesting period. No restricted shares were granted in the year ended December 31, 1997.

(d)  Warrants to acquire common stock

     As of December 31, 1996, the Company had warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share, exercisable through June 20, 2006.

     In addition, at December 31, 1996 the Company has issued warrants to purchase 365,000 shares of common stock at an exercise price of $.01 per share, exercisable through May 21, 2006 [see Note 3(c)]. 121,667 Warrants were exercised in the year ended December 31, 1997.

     As of December 31, 1997 there were 2,400,000 warrants exercisable at a weighted-average exercise price of $1.50.

(e)  Other options

     In connection with its public offerings, the Company sold to an underwriter, at a nominal amount, the following options for the purchase of units:

                                                     Exercise          Number of
                                   Number             Price              Shares
                                  of Units           Per Unit           Reserved          Expiration Date
                                ------------      -------------      --------------     -------------------
          1994 offering             135               $7,000           1,407,374          January 20, 1999

     The units are subject to adjustment for dilution (as defined). Each warrant entitles the holder to purchase a unit consisting of one share of common stock and one redeemable Class B detachable warrant. Each Class B warrant entitles the holder to purchase one share of common stock.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The Company has granted stock options to certain consultants, who are also directors, of the Company as follows:

           Number of    Exercise
            Shares        Price       Term         Expiration Date     Note
          -----------  -----------  -----------  ------------------
          1,300,000       $0.94        5 years     November, 2000      (x)
          2,000,000        0.53        3 years     August, 1998        (x)
            100,000        1.47       10 years     March 11, 2006      (y)
            100,000        1.47       10 years     March 11, 2006      (y)

     (x) In 1995, the aggregate value of these options was determined to be $591,000 and is being amortized over the vesting period.
     (y) Options granted in connection with a March, 1996 agreement whereby certain directors agreed to provide operating funds if needed through September, 1996.

11   INCOME TAXES

     There is no provision (benefit) for federal, state or local income taxes for all periods presented, since the Company has incurred operating losses since inception and has established a valuation allowance equal to the total deferred tax asset.

     The federal tax effect of net operating loss carryforwards, temporary differences and research and development tax credit carryforwards is as follows:

                                                                      December 31,
                                                            -----------------------------------
                                                                 1997                 1996
                                                            -------------         -------------
     Deferred tax assets:
      Net operating loss carryforwards                         $ 20,771,000       $ 15,947,000
      Research and experimental tax credit carryforwards          1,404,000            570,000
      Other                                                          50,000            325,000
                                                            --------------------------------------
         Total deferred tax assets                               22,225,000         16,842,000

      Valuation allowance                                      $(22,225,000)      $(16,842,000)
                                                            --------------------------------------
         Net deferred taxes                                               -                  -
                                                            ======================================

     As of December 31, 1997, the Company has available for tax purposes the following net operating loss carryforwards:

          United States (expires through 2012) (including
            approximately $36,178,000 relating to Innovir)    $56,857,000
          United Kingdom (no expiration date)                   1,786,000
          Germany (no expiration date)                          2,300,000

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


     The Company's research and development tax credit carryforward of approximately $1,404,000 expires in various years from 2005 through 2012 and is subject to limitation due to a change in ownership pursuant to
     Section 382 of the Internal Revenue Code.

     The Company's ability to utilize $36,178,000 of its $60,943,000 net operating loss carryforwards is subject to a cumulating, annual limitation of approximately $1,200,000 pursuant to Section 382 of the Internal Revenue Code. The $24,765,000 balance would become subject to limitation (the amount of which would be based on the then value of the Company's outstanding shares) if and when an "ownership change" (as defined in
     Section 382 of the Internal Revenue Code) were to occur.

12   CONTINGENCIES

     The Company is aware of patents in the United States and Europe held by an unaffiliated third party relating to certain technology which may be infringed by certain of Innovir's oligozymes, in which event a license from such third party would be required. The Company is currently evaluating its patent position.

     The Company may be considered to be in violation of the terms a sublease by not obtaining the required approval from the owner of the property prior to the consummation of the acquisition of a majority interest in Innovir, as described in Note 3(b). In addition, the owner of the property has alleged, and the Company's sublandlord disputes, that the sublandlord may also be in breach of its lease with the owner of the property. If the sublandlord is evicted, the Company would lose its right to occupy its current space. While the Company believes that these matters will be resolved without a material adverse effect on the Company's business or financial position, the ultimate outcome can not be predicted.

     Certain capital leases contain various covenants including a requirement that the Company must maintain a minimum cash balance (as defined in the lease agreement) during the term of the lease. This covenant indirectly restricts the Company's ability to pay dividends.

     The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

13   EMPLOYEE BENEFIT PLANS

     Innovir, a subsidiary of the Company, adopted the provisions of two defined contribution retirement plans (the "Plans"). The terms of the Plans, among other things, allow certain eligible employees who have met certain age and service requirements to participate in the Plans. Innovir has agreed to contribute defined amounts to the Plans. In addition, Innovir may also
     make discretionary contributions.   Contributions to date have been
     immaterial.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


14   GEOGRAPHIC INFORMATION

     Geographic information on the Company's operations is set forth below:

                                                                             1997              1996             1995
                                                                           --------          --------         -------
          Net loss:
             United States                                               $ 53,444,000      $18,325,000       $3,214,000
             Europe                                                         2,755,000        1,535,000        2,026,000
                                                                      ---------------------------------------------------
                   Total net loss                                        $ 56,199,000      $19,860,000       $5,240,000
                                                                      ===================================================
          Identifiable assets:
             United States                                               $120,496,000      $50,639,000       $2,617,000
             Europe                                                         1,451,000        1,053,000          341,000
                                                                      ---------------------------------------------------
                   Total identifiable assets                             $121,947,000      $51,692,000       $2,958,000
                                                                      ===================================================

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Wilmington, State of Delaware, on the 30th day of March, 1998.

                                                    VIMRx PHARMACEUTICALS INC.

                                                    By: /s/ Richard L. Dunning
                                                        ----------------------
                                                        Richard L. Dunning
                                                        President and Chief
                                                        Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

           Signature                   Title                                       Date
           ---------                   -----                                       ----
/s/ Richard L. Dunning        President and Chief Executive Officer and        March 30, 1998
-------------------------     Director (Principal Executive Officer)
Richard L. Dunning

/s/ Donald G. Drapkin         Chairman of the Board and Director               March 30, 1998
-------------------------
Donald G. Drapkin

/s/ Francis M. O'Connell      Vice President, Finance and Controller           March 30, 1998
-------------------------     (Principal Financial and Accounting
Francis M. O'Connell          Officer)

/s/ Laurence D. Fink          Director                                         March 30, 1998
-------------------------
Laurence D. Fink

/s/ Jerome Groopman           Director                                         March 30, 1998
-------------------------
Jerome Groopman, M.D.

/s/ Linda G. Robinson         Director                                         March 30, 1998
-------------------------
Linda G. Robinson

/s/ Lindsay A. Rosenwald      Director                                         March 30, 1998
-------------------------
Lindsay A. Rosenwald, M.D.

/s/ Eric A. Rose              Director                                         March 30, 1998
-------------------------
Eric A. Rose, M.D.

/s/ Michael Weiner            Director                                         March 30, 1998
-------------------------
Michael Weiner, M.D.

/s/ Victor W. Schmitt         Director                                         March 30, 1998
-------------------------
Victor W. Schmitt