Form 10-K/A
period 1997-12-31
VIMRX PHARMACEUTICALS INC
filed 1998-05-11
CIK 864009

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                          ----------------------------
                                   FORM 10-K/A


[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1997

                                      OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _________________ to___________________

                        Commission File Number 0-19153

                          VIMRX PHARMACEUTICALS INC.
            (Exact name of registrant as specified in its charter)

             DELAWARE                            06-1192468
    (State or other jurisdiction of           (I.R.S. Employer
     incorporation or organization)           Identification No.)

                2751 CENTERVILLE ROAD, WILMINGTON, DELAWARE 19808 (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (302) 998-1734

                             --------------------
       Securities Registered Pursuant to Section 12(b) of the Act:

                         Common Stock, $.001 par value
                               (Title of Class)

       Securities Registered Pursuant to Section 12(g) of the Act:
                                 None

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  The aggregate market value of the voting stock (Common Stock, $.001 par value) held by nonaffiliates of the Registrant was approxiamately $87,037,694 on March 24, 1998 based on the closing sale price of the Common Stock on such date.

  The aggregate number of outstanding shares of Common Stock, $.001 par value, of Registrant was 66,498,676 on March 24, 1998.