Form 10-Q
period 1998-03-31
VIMRX PHARMACEUTICALS INC
filed 1998-05-15
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                          __________________________

                                   FORM 10-Q

____X____  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1998

                                      OR

_______  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                          COMMISSION FILE NO. 0-19153
                           ________________________

                          VIMRX PHARMACEUTICALS INC.
            (Exact name of Registrant as specified in its Charter)
                           ________________________

                   DELAWARE                                06-1192468
         (State or other jurisdiction of                (IRS Employer
          Incorporation or organization)                Identification No.)

         2751 CENTERVILLE ROAD, SUITE 210, WILMINGTON, DELAWARE  19808
                   (Address of principal executive offices)

      Registrants telephone number, including area code:  (302) 998-1734


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No  ______
                                 -------


     The aggregate number of Registrants shares outstanding on May 14, 1998 was 66,902,796 shares of Common Stock, $.001 par value.

                          VIMRX PHARMACEUTICALS, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----
     Item 1.  Financial Statements:
                   Consolidated Balance Sheets as of  March 31, 1998
                          (unaudited) and December 31, 1997.......................................    3

                   Consolidated Statements of Operations (unaudited) for the three
                           months ended March 31, 1998 and 1997...................................    4

                   Consolidated Statements of Cash Flows (unaudited) for the
                          three months ended March  31, 1998 and 1997.............................    5

                   Notes to Financial Statements (unaudited)......................................    6

     Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations............................................    8

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings...................................................................    9

     Item 2.  Changes in Securities...............................................................    9

     Item 3.  Defaults upon Senior Securities.....................................................    9

     Item 4.  Submission of Matters to a Vote of Security Holders.................................    9

     Item 5.  Other Information...................................................................    9

     Item 6.  Exhibits and Reports on Form 8-K....................................................   10

SIGNATURES               .........................................................................   11

PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,
                                                                                      1998          December 31,
                                                                                   (unaudited)          1997
                                                                                --------------    --------------
                         ASSETS

Current assets:
    Cash and cash equivalents                                                   $   51,868,000    $   57,830,000
    Receivables from related party                                                   2,165,000         4,235,000
    Inventory                                                                        1,688,000         2,227,000
    Other current assets                                                               547,000           922,000
                                                                                --------------    --------------
     Total current assets                                                           56,268,000        65,214,000

Fixed assets - net                                                                  15,699,000        15,464,000
Intangible assets- net                                                              39,908,000        40,773,000
Other assets                                                                           611,000           496,000
                                                                                --------------    --------------
     Total assets                                                               $  112,486,000    $  121,947,000
                                                                                ==============    ==============

                      LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                       $    5,058,000    $    3,380,000
    Long-term debt current portion                                                      94,000           130,000
    Capital leases current portion                                                     350,000           350,000
                                                                                --------------    --------------
     Total current liabilities                                                       5,502,000         3,860,000

Long-term debt from related party                                                   30,665,000        30,171,000
Capital leases                                                                         101,000           208,000
                                                                                --------------    --------------
     Total liabilities                                                              36,268,000        34,239,000
                                                                                --------------    --------------

Minority interest in subsidiary                                                      2,409,000         4,161,000

                    SHAREHOLDERS EQUITY

Class A Convertible Preferred Stock; $.001 Par value                                       100               100
   150,000 authorized shares; 66,304 issued and outstanding at March 31,
   1998 and December 31, 1997 (liquidation value $66,304,000)

Common Stock; $.001 Par value, 120,000 shares authorized; 66,903,000 and                67,000            67,000
  66,498,000 shares issued and outstanding at March 31, 1998 and
  December 31, 1997, respectively.

Additional paid-in capital                                                         182,538,900       182,538,900
Unearned compensation                                                                 (406,000)         (449,000)
Cumulative comprehensive loss                                                          (57,000)          (40,000)
Accumulated deficit                                                               (108,334,000)      (98,570,000)
                                                                                --------------    --------------
Total shareholders' equity                                                          73,809,000        83,547,000
                                                                                --------------    --------------
      Total liabilities and shareholders' equity                                $  112,486,000    $  121,947,000
                                                                                ==============    ==============

    The accompanying notes are an integral part of the financial statements

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                          Three months ended March 31,
                                                                 ------------------------------------------------
                                                                          1998                        1997
                                                                 -----------------------         ----------------
Revenue...........................................            $               2,819,000       $               --
Cost of goods sold................................                            2,055,000                       --
                                                                 -----------------------         ----------------

             Gross Profit ........................                              764,000                       --
                                                                 -----------------------         ----------------

Operating expenses:
    Research and development......................                            8,344,000                3,217,000
    Purchased research and development............                                   --                1,200,000
    General and administrative....................                            3,000,000                1,597,000
    Goodwill amortization.........................                              878,000                  103,000
    Selling and marketing.........................                              334,000                       --
                                                                 -----------------------         ----------------
             Total operating expenses.............                           12,556,000                6,117,000

Operating loss....................................                          (11,792,000)              (6,117,000)
                                                                 -----------------------         ----------------

Other (income) expenses:
    Royalty expense...............................                               50,000                   50,000
    Minority interest in net loss of consolidated
           subsidiaries...........................                           (1,771,000)                (947,000)
    Interest income...............................                             (777,000)                (681,000)
    Interest expense..............................                              519,000                   37,000
    Other, net....................................                              (49,000)                 104,000
                                                                 -----------------------         ----------------
             Total other (income) expenses........                           (2,028,000)              (1,437,000)

Net loss..........................................                           (9,764,000)              (4,680,000)

Preferred stock dividends.........................                             (990,000)                      --
                                                                 -----------------------         ----------------

Net loss applicable to Common Stock...............            $             (10,754,000)       $      (4,680,000)
                                                                 =======================         ================

Basic loss per share..............................            $                   (0.16)       $           (0.09)
                                                                 -----------------------         ----------------

Weighted average number of shares of common stock
       outstanding................................                           66,899,000               54,483,000
                                                                 =======================         ================

Diluted loss per share............................            $                   (0.16)       $           (0.09)
                                                                 -----------------------         ----------------

Weighted average number of shares of common stock
       and dilutive equivalent shares outstanding.                           66,899,000               54,483,000
                                                                 =======================         ================

    The accompanying notes are an integral part of the financial statements

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      Three months ended March 31,
                                                                      ---------------------------------------------------------
                                                                                 1998                             1997
                                                                      -------------------------       -------------------------
Cash flows from operating activities:
   Net loss.......................................................          $       (9,764,000)              $      (4,680,000)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
      Depreciation and amortization...............................                   1,714,000                         225,000
      Transfer of collaborative rights............................                          --                         509,000
      Noncash compensation........................................                      63,000                         135,000
      Purchased in process research and...........................                          --                         698,000
      Minority interest in Net loss...............................                  (1,771,000)                       (947,000)
      Changes in operating assets and liabilities:
         Decrease in other current assets and other assets........                   2,861,000                          64,000
         Increase (decrease) in accounts payable and accrued
            Expenses..............................................                   1,645,000                        (310,000)
                                                                      -------------------------       -------------------------
Net cash (used in) operating activities...........................                  (5,252,000)                     (4,306,000)
                                                                      -------------------------       -------------------------

Cash flows from investing activities:
   Net sales of short-term investments............................                          --                         731,000
   Purchases of equipment.........................................                  (1,103,000)                       (515,000)
                                                                      -------------------------       -------------------------
Net cash provided by (used in) investing activities...............                  (1,103,000)                        216,000

Cash flows from financing activities:
   Interest on long term debt from related party..................                     494,000                              --
   Repayment of capital leases....................................                    (102,000)                        (83,000)
                                                                      -------------------------       -------------------------
      Net cash provided by financing activities...................                     392,000                         (83,000)
                                                                      -------------------------       -------------------------

Effect of exchange rate changes on cash...........................                       1,000                          (8,000)
                                                                      -------------------------       -------------------------
Net (decrease) in cash and cash equivalents.......................                  (5,962,000)                     (4,181,000)

Cash and cash equivalents at beginning of period..................                  57,830,000                       8,611,000
                                                                      -------------------------       -------------------------

Cash and cash equivalents at end of period........................          $       51,868,000                $      4,430,000
                                                                      =========================       =========================

    The accompanying notes are an integral part of the financial statements

                          VIMRX PHARMACEUTICALS INC.
                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1998
                                  (UNAUDITED)

(1)  FINANCIAL STATEMENT PRESENTATION

     The unaudited financial statements of VIMRX Pharmaceuticals Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Companys Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of VIMRX, Nexell, VIMRX Genomics, Inc. ("VGI"), Innovir and all its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)  RESEARCH AGREEMENTS

     In March 1997, VIMRX entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University ("Columbia"). The agreement provides for VIMRX, through VGI, to provide $30 million in funding to the Columbia Genome Center over a 5-year period and for VGI to receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention, research information and biological materials developed by the Columbia Genome Center and funded under the agreement. The agreement is terminable by either Columbia or VGI during the initial five-year term upon six months notice, but in no event earlier than September 7, 1999. Under the agreement, VIMRX issued 200,000 shares of Common Stock to Columbia, which shares have subsequently been registered under the Securities Act of 1933, as amended. VGI had paid Columbia $6.0 million in funding in quarterly installments in respect of its obligations for 1997 under the Agreement.

     VGI has sought technology collaborations with pharmaceutical and/or diagnostic companies and has solicited equity investments in VGI from potential technology partners and other investors, but has been unable to consummate any such transactions on reasonable terms.

     As a result, VGI is engaged in discussions with Columbia with a view to reconstructing its relationship with Columbia. The Company anticipates that this restructuring will involve a termination of the Research Agreement with Columbia, and the transfer to VGI, to be renamed "Ventiv Biogroup Inc." (hereinafter, "Ventiv"), of VIMRX's Hypericin VM201 and VM301 programs. Ventiv is expected to retain rights to the BCL-6 and MUM-1 genes. Under such a restructuring, the current obligation to provide $30 million funding over 5 years would be terminated and replaced with a commitment to provide approximately $5.5 million in funding over the next 4 years.

4)   Accounting Principles

     Effective January 1, 1998, The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments, and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statement for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       1998             1997
                                                    ---------        ---------
     Net Loss                                       9,764,000        4,680,000
     Foreign currency translation                      17,000            8,000
     Unrealized loss on investments                        --          316,000
                                                    ---------        ---------

     Comprehensive loss                             9,781,000        5,004,000
                                                    ---------        ---------

     In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Adoption of this Statement, which requires restatement of previously reported amounts, had no impact on prior year loss per share. Basic loss per share is calculated by dividing loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, net loss is divided by the weighted average number of common and potentially diluted shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method, but are excluded if their effect is antidilutive.

                          VIMRX PHARMACEUTICALS INC.

ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

Three Months Ended March 31, 1998 and 1997

Revenue of $2,819,000 resulted from sales generated by Nexell, Inc., a majority owned subsidiary acquired in December 1997. This revenue was offset by cost of goods sold $2,055,000 to net a gross profit of $764,000.

Total operating expenses increased by $6,439,000 or 105% due to increases in research and development, $5,127,000 or 159%, general and administration, $1,403,000 or 88%. Intangible amortization, $775,000 or 752%, and sales and marketing expense, $334,000. These expenses were offset by a $1,200,000 decrease in purchased research and development.

The $5,127,000 increase in research and development expenses results primarily from the inclusion of the operations of Nexell fully for the first time ($4,736,000). In addition, spending increased on VIMRX and VGI programs.

General and administrative expenses increased $1,403,000 due to the inclusion of Nexell ($1,411,000).

Minority interest in the net loss of consolidated subsidiaries increased $824,000 or 87% due principally to the loss incurred by Nexell which was not included in the first quarter of 1997.

The increase in interest income of $96,000 or 14% is mainly due to an increase in the average cash and cash equivalents of 1998 as compared to the average cash and marketable securities balance in the same period in 1997.

Interest expense increased $482,000 due principally to the interest related to the long-term debt due to a related party.

The foregoing resulted in an increase in the net loss of $5,084,000.


LIQUIDITY AND CAPITAL RESOURCES

Before fiscal 1997, the Company had not realized any operating revenues and has financed its operation through the sale of its securities.

The Company had $51,868,000 in cash and cash equivalents as of March 31, 1998 as compared to $57,830,000 in cash, cash equivalents and marketable securities held for sale as of December 31,

1997 and working capital of $50,766,000 at March 31, 1998 as compared to $61,354,000 at December 31, 1997. Most of the decrease position resulted from cash used in the operations of the Company of $5,252,000 and in purchases of equipment for $1,103,000. The decrease in working capital is the result of the step up of operations at Nexell.

Cash used in operating activities increased $946,000 or 22% over the cash used in operating activities in the three months ended March 31, 1998 due principally to the Nexell operations in 1998.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash, cash equivalents and marketable securities held for sale, is sufficient to fund its operations for over two years, assuming no capital infusions or revenues are received. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

The Company is developing and implementing a plan to address Year 2000 risk. Management does not expect associated costs to be material to the statement of operations or financial position of the Company.

PART II  OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

Not applicable.


ITEM 2. CHANGES IN SECURITIES.

Not applicable.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits:
          ---------

          27    Financial Data Schedule.

     (b)  Reports on Form 8-K:
          --------------------

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

Dated:    May 14, 1998


                           VIMRX PHARMACEUTICALS INC.
                             a Delaware Corporation
                                  (Registrant)



                           By:  /s/  Richard L. Dunning
                                --------------------------------------
                                Richard L. Dunning
                                President and
                                Chief Executive Officer


                           By:  /s/  Francis M. O'Connell
                                --------------------------------------
                                Francis M. O'Connell
                                Chief Accounting Officer