Form 10-Q
period 1998-06-30
VIMRX PHARMACEUTICALS INC
filed 1998-08-14
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                           __________________________

                                   FORM 10-Q

             X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
          ------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1998

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR
          ------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes     X     No
                                 ------      ------

    The aggregate number of Registrant's shares outstanding on August 3, 1998 was 66,902,796 shares of Common Stock, $.001 par value.

                           ________________________

                          VIMRX PHARMACEUTICALS, INC.

                                     INDEX
                                     -----


PART I -- FINANCIAL INFORMATION

                                                                                                                       PAGE
                                                                                                                       ----
      Item 1.  Financial Statements:
                   Consolidated Balance Sheets as of  June 30, 1998 (unaudited) and December 31, 1997.................   3

                   Consolidated Statements of Operations (unaudited) for the three months and
                     six months ended June 30, 1998 and 1997..........................................................   4

                    Consolidated Statements of Cash Flows (unaudited) for the six months ended
                      June 30, 1998 and 1997..........................................................................   5

                    Notes to Consolidated Financial Statements (unaudited)............................................   6

      Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations..................   8

PART II  OTHER INFORMATION

      Item 1.  Legal Proceedings......................................................................................  10

      Item 2.  Changes in Securities..................................................................................  10

      Item 3.  Defaults upon Senior Securities........................................................................  10

      Item 4.  Submission of Matters to a Vote of Security Holders....................................................  10

      Item 5.  Other Information......................................................................................  10

      Item 6.  Exhibits...............................................................................................  10

SIGNATURES............................................................................................................  11

PART I -- FINANCIAL INFORMATION

Item 1.    Financial Statements

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,
                                                                                     1998                    December 31,
                                                                                 (unaudited)                     1997
                                                                          -----------------------      ---------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                            $            47,430,000      $          57,830,000
     Receivables from related party                                                     2,987,000                  4,235,000
     Inventory                                                                          1,625,000                  2,227,000
     Other current assets                                                                 392,000                    922,000
                                                                          -----------------------      ---------------------
      Total current assets                                                             52,434,000                 65,214,000

Fixed assets  net                                                                      15,101,000                 15,464,000
Intangible assets- net                                                                 38,984,000                 40,773,000
Other assets                                                                              474,000                    496,000
                                                                          -----------------------      ---------------------
      Total assets                                                        $           106,993,000      $         121,947,000
                                                                          =======================      =====================

                            LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses                                $             9,466,000      $           3,380,000
     Long-term debt current portion                                                        94,000                    130,000
     Capital leases current portion                                                       283,000                    350,000
                                                                          -----------------------      ---------------------
      Total current liabilities                                                         9,843,000                  3,860,000

Long-term debt ($31,056,000 and $30,075,000) from related party                        31,123,000                 30,171,000
Capital leases                                                                             81,000                    208,000
                                                                          -----------------------      ---------------------
      Total liabilities                                                                41,047,000                 34,239,000
                                                                          -----------------------      ---------------------

Minority interest in subsidiary                                                         1,270,000                  4,161,000

                      SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock; $.001 Par value
  150,000 authorized shares; 66,304 issued and outstanding at
  June 30, 1998 (liquidation value $68,280,000) and December
  31, 1997  (liquidation value $66,304,000)                                                   100                        100

Common Stock; $.001 Par value, 120,000 shares authorized,
  66,903,000 and 66,498,000 shares issued and outstanding at June
   30, 1998 and December 31, 1997, respectively.                                           67,000                     67,000
Unrealized gain (loss) on investment                                                      126,000                         --
Additional paid-in capital                                                            182,538,900                182,538,900
Unearned compensation                                                                    (364,000)                  (449,000)
Cumulative translation adjustment                                                         (47,000)                   (40,000)
Accumulated deficit                                                                  (117,645,000)               (98,570,000)
                                                                          -----------------------      ---------------------
Total shareholders' equity                                                             64,676,000                 83,547,000
                                                                          -----------------------      ---------------------
       Total liabilities and shareholders' equity                         $           106,993,000      $         121,947,000
                                                                          =======================      =====================

    The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended                Six Months Ended
                                                         June 30,                         June 30,
                                             -----------------------------    ------------------------------
                                                   1998            1997             1998             1997
                                             -------------    ------------    -------------    -------------

Revenue                                      $   3,267,000    $         --    $   6,086,000    $          --
Cost of goods sold                               2,102,000              --        4,157,000               --
                                             -------------    ------------    -------------    -------------
      Gross Profit                               1,165,000              --        1,929,000               --
                                              ------------    ------------    -------------    --------------

Operating expenses:
  Research and development                       6,628,000       3,497,000       14,972,000        6,714,000
  Purchased research and development                    --         600,000               --        1,800,000
  General and administrative                     3,650,000       2,325,000        6,650,000        3,922,000
  Goodwill amortization                            883,000         103,000        1,761,000          206,000
  Selling and marketing                            719,000              --        1,053,000               --
                                             -------------    ------------    -------------    -------------
      Total operating expenses                  11,880,000       6,525,000       24,436,000       12,642,000

Operating (loss)                               (10,715,000)     (6,525,000)     (22,507,000)     (12,642,000)
                                             -------------    ------------    -------------    -------------


Other (income) expenses:
  Royalty expense                                  100,000          50,000          150,000          100,000
  Minority interest in net loss of
   consolidated subsidiaries                    (1,146,000)       (929,000)      (2,917,000)      (1,876,000)
  Interest income                                 (705,000)       (601,000)      (1,482,000)      (1,282,000)
  Interest expense                                 527,000          46,000        1,046,000           83,000
  Other, net                                      (180,000)        (64,000)        (229,000)          40,000
                                             -------------    ------------    -------------    -------------
Total other (income) expenses                   (1,404,000)     (1,498,000)      (3,432,000)      (2,935,000)

Net (loss)                                      (9,311,000)     (5,027,000)     (19,075,000)      (9,707,000)

Preferred Stock Dividends                          986,000               -        1,976,000                -
                                             -------------    ------------    -------------    -------------

Net (loss) applicable to Common Stock        $ (10,297,000)   $ (5,027,000)   $ (21,051,000)   $  (9,707,000)
                                             =============    ============    =============    =============

Basic loss per share                         $        (.15)   $       (.09)   $        (.31)   $        (.18)
                                             -------------    ------------    -------------    -------------

Weighted average number of shares of
 common stock outstanding                       66,903,000      54,772,000       66,903,000       54,627,000
                                              =============    ============    =============    =============

Diluted loss per share                       $        (.15)   $       (.09)   $        (.31)   $        (.18)
                                             -------------    ------------    -------------    -------------

Weighted average number of shares of
 common stock and dilutive equivalent
 shares outstanding                             66,903,000      54,772,000       66,903,000       54,627,000
                                               =============    ============    =============    =============



    The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                               Six Months Ended June 30,
                                                                   ----------------------------------------------
                                                                            1998                      1997
                                                                   --------------------     ---------------------
Cash flows from operating activities:
  Net loss                                                                 $(19,075,000)              $(9,707,000)
  Adjustments to reconcile net (loss) to net cash
    (used in) operating activities:
      Depreciation and amortization.............................              3,214,000                   514,000
      Noncash compensation......................................                 85,000                   266,000
      Purchased in process research and development.............                     --                 1,200,000
      Minority interest in net loss.............................             (2,891,000)               (1,846,000)
      Changes in operating assets and liabilities:
        Decrease in other current assets and other assets.......              2,399,000                    70,000
        Increase (decrease) in accounts payable and accrued
          Expenses..............................................              6,023,000                   (58,000)
                                                                   --------------------     ---------------------
Net cash (used in) operating activities.........................            (10,245,000)               (9,561,000)
                                                                   --------------------     ---------------------
Cash flows from investing activities:
  Unrealized Gain on Securities.................................                126,000                        --
  Net sales of short-term investments...........................                     --                 3,904,000
  Purchases of  equipment.......................................             (1,069,000)                 (754,000)
                                                                   --------------------     ---------------------
Net cash provided by (used in) investing activities.............               (943,000)                3,150,000
                                                                   --------------------     ---------------------

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection
    with the exercise of warrants/options.......................                     --                   472,000
  Increase in long term debt due to interest from related
    parties.....................................................                981,000                        -
  Repayment of capital leases...................................               (194,000)                 (171,000)
                                                                   --------------------     ---------------------
     Net cash provided by financing activities..................                787,000                   301,000
                                                                   --------------------     ---------------------
Effect of exchange rate changes on cash.........................                  1,000                   (56,000)
                                                                   --------------------     ----------------------
Net (decrease) in cash and cash equivalents.....................            (10,400,000)               (6,166,000)

Cash and cash equivalents at beginning of period................             57,830,000                 8,611,000
                                                                   --------------------     ---------------------
Cash and cash equivalents at end of period......................           $ 47,430,000               $ 2,445,000
                                                                   ====================     =====================


    The accompanying notes are an integral part of the financial statements.

                           VIMRX PHARMACEUTICALS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1) FINANCIAL STATEMENT PRESENTATION
    The unaudited financial statements of VIMRX Pharmaceuticals Inc. and subsidiaries (the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These unaudited financial statements have been prepared in conformity with the accounting principles applied in our 1997 Annual Report on Form 10-K for the year ended December 31, 1997. These financial statements and the notes thereto should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of VIMRX, Nexell, VIMRX Genomics, Inc. ("VGI"), Innovir and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


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

    As a result, VGI is engaged in discussions with Columbia with a view to reconstructing its relationship with Columbia. The Company anticipates that this restructuring will involve a termination of the Research Agreement with Columbia, and the transfer to VGI, to be renamed "Ventiv Biogroup Inc." (hereinafter, "Ventiv"), of the Hypericin VM201 and VM301 programs. Ventiv is expected to retain rights to the BCL-6 and MUM-1 genes. Under such a restructuring, the current obligation to provide $30,000,000 in funding over 5 years would be terminated and replaced with a commitment to provide approximately $3,625,000 in funding over the next 2 years.


(4) ACCOUNTING PRINCIPLES

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statement for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows.

                                                         Six Months Ended June 30,
                                           --------------------------------------------------
                                                    1998                          1997
                                           --------------------         ---------------------

Net Loss                                            $19,075,000                    $9,707,000
Foreign currency translation                              7,000                       (56,000)
Unrealized (Gain)/loss on investments                  (126,000)                       24,000
                                           --------------------         ---------------------
Comprehensive loss                                  $18,956,000                    $9,675,000
                                           ====================         =====================

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

Three Months Ended June 30, 1998 and 1997

Revenue of $3,267,000 resulted from sales generated by Nexell, Inc., a majority owned subsidiary acquired in December 1997. This revenue was offset by cost of goods sold $2,102,000 to net a gross profit of $1,165,000.

Total operating expenses increased by $5,355,000 or 82% due to increases in research and development, $3,131,000 or 90%, general and administration, $1,325,000 or 57%. Goodwill amortization, $780,000 and sales and marketing, $719,000. These increases were offset by a $600,000 decrease in purchased research and development.

The $3,131,000 increase in research and development expenses results primarily from the inclusion of the operations of Nexell ($4,736,000) fully for the first time in 1998. This was offset by spending decreases on VIMRX and VGI programs.

General and administrative expenses increased $1,325,000 due to the inclusion of Nexell ($2,045,000) and increased cost related to VGI ($121,000), offset by decreases in costs related to Innovir ($175,000) and VIMRX ($666,000).

The increase in goodwill amortization ($780,000) and the selling and marketing expense ($719,000) are due to the inclusion of Nexell.

Minority interest in the net loss of consolidated subsidiaries increased $217,000, due principally to the loss incurred by Nexell which was not included in the second quarter of 1997, offset by a decrease in the participation of minority interests in the losses of Innovir.

The increase in interest income of $104,000 or 17% is mainly due to an increase in the cash and cash equivalents average of 1998 as compared to the average cash and marketable securities balance in the same period in 1997.

Interest expense increased $481,000 due principally to the interest related to the long-term debt due to a related party.

Other income/expenses net increased $116,000 due principally to the inclusion of Nexell expenses.

The foregoing resulted in an increase in the net loss of $4,284,000.

Six Months Ended June 30, 1998 and 1997

Operating loss for the six months ended June 30, 1998 increased $9,865,000 or 78% from the same period in 1997, due principally to acquisitions of companies and technologies made at various times during 1997. During that period, research and development expenses increased $8,258,000 or 123%, general and administrative expenses increased $2,728,000 or 70%, amortization of goodwill increased $1,555,000 and selling and marketing expenses were recorded for the first time at $1,053,000. These increases were offset by a $1,800,000 decrease in purchased research and development.

The $8,258,000 or 123% increase in research and development expense is due principally to the inclusion of Nexell ($9,076,000) offset by decreases in the VGI programs.

General and administrative expenses increased $2,728,000 or 70% principally due to the inclusion of Nexell's operations ($2,826,000) offset by decreases in Innovir's expenses.

Goodwill amortization increased due to the inclusion of Nexell in 1998.

Selling and marketing expenses were fully incurred for the first time in 1998 due to the inclusion of Nexell.

Minority interest in net loss of consolidated subsidiaries increased $1,041,000 or 55% due to the inclusion of Nexell in 1998.

Interest income increased $200,000 or 16% due to an increase on average funds available for investment. Interest expense increases $963,000 principally due to the interest on the long-term debt due to a related party.

The foregoing resulted in a $9,368,000 or 97% increase in the net loss for the six months ended June 30, 1998.


LIQUIDITY AND CAPITAL RESOURCES

Before fiscal 1997, the Company had not realized any operating revenues and has financed its operation through the sale of its securities.

The Company had $47,430,000 in cash and cash equivalents at June 30, 1998 as compared to $57,830,000 in cash and cash equivalents at December 31, 1997 and working capital of $42,591,000 at June 30, 1998 as compared to $61,354,000 at December 31, 1997. The decrease in cash was due principally to the cash used in operations of the Company ($10,245,000) and the purchase of equipment ($1,069,000) offset by the increase in long term debt due to the accrual of interest payable to a related party which is payable initially on November 30, 2002. The decrease in working capital is principally a result of the step-up of operations of Nexell.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products as well as the step up of marketing activities at Nexell. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash and cash equivalents is sufficient to fund its operations for approximately two years, assuming no capital infusions or revenues are received. Thereafter, the Company will require additional funds, which it may seek through public or private equity or debt financing, collaborative or other arrangements with corporate sources or through other sources of financing.


PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Not applicable.

ITEM 2.  CHANGES IN SECURITIES.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    Exhibits:
       ---------

       10.36 Employment Agreement, effective as of October 1, 1997, between Innovir, Thomas R. Sharpe and Registrant.


       27     Financial Data Schedule.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 1998


                           VIMRX PHARMACEUTICALS INC.
                             a Delaware Corporation
                                  (Registrant)



                           By:   /s/  Richard L. Dunning
                              ---------------------------
                              Richard L. Dunning
                              President and
                              Chief Executive Officer



                           By:   /s/  Francis M. O'Connell
                              -----------------------------
                              Francis M. O'Connell
                              Chief Accounting Officer