Form 10-Q
period 1998-09-30
VIMRX PHARMACEUTICALS INC
filed 1998-11-13
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          __________________________

                                   FORM 10-Q

     X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----------
              15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998

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

                           Yes     X     No
                                 -------     ______

    The aggregate number of Registrant's shares outstanding on November 13, 1998 was 67,830,139 shares of Common Stock, $.001 par value.



                           ________________________

                          VIMRX PHARMACEUTICALS, INC.

                                     INDEX
                                     -----

PART I  FINANCIAL INFORMATION                                                      PAGE
                                                                                   ----

  Item 1. Financial Statements:
            Consolidated Balance Sheets as of  September 30, 1998
                      (unaudited) and December 31, 1997.........................     3

            Consolidated Statements of Operations (unaudited) for the three months and nine months ended
                       September 30, 1998 and 1997..............................     4

            Consolidated Statements of Cash Flows (unaudited) for the
                      nine months ended September 30, 1998
                       and 1997.................................................     5

            Notes to Consolidated Financial Statements (unaudited)..............     6

  Item 2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations.................................     9

PART II OTHER INFORMATION

  Item 1. Legal Proceedings.....................................................     12

  Item 2. Changes in Securities.................................................     12

  Item 3. Defaults upon Senior Securities.......................................     12

  Item 4. Submission of Matters to a Vote of Security Holders...................     12

  Item 5. Other Information.....................................................     12

  Item 6. Exhibits..............................................................     12

SIGNATURES        ..............................................................     13

PART I  FINANCIAL INFORMATION

Item 1.    Financial Statements

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 September 30,
                                                                                     1998                      December 31,
                                                                                  (unaudited)                      1997
                                                                          ------------------------      -----------------------
                               ASSETS
Current assets:
     Cash and cash equivalents                                            $             41,567,000      $            57,830,000
     Receivables from related party                                                      1,435,000                    4,235,000
     Inventory                                                                           2,321,000                    2,227,000
     Other current assets                                                                  369,000                      922,000
                                                                          ------------------------      -----------------------
      Total current assets                                                              45,692,000                   65,214,000

Fixed assets  net                                                                       12,309,000                   15,464,000
Intangible assets- net                                                                  38,476,000                   40,773,000
Other assets                                                                               460,000                      496,000
                                                                          ------------------------      -----------------------
      Total assets                                                        $             96,937,000      $           121,947,000
                                                                          ========================      =======================

                             LIABILITIES
Current liabilities:
     Accounts payable and accrued expenses                                $              9,982,000      $             3,380,000
     Long-term debt current portion                                                        130,000                      130,000
     Capital leases current portion                                                        214,000                      350,000
                                                                          ------------------------      -----------------------
      Total current liabilities                                                         10,326,000                    3,860,000

Long-term debt ($31,544,000 and $30,075,000) from related party                         31,609,000                   30,171,000
Capital leases                                                                              90,000                      208,000
                                                                          ------------------------      -----------------------
      Total liabilities                                                                 42,025,000                   34,239,000
                                                                          ========================      =======================

Minority interest in subsidiary                                                            318,000                    4,161,000

                        SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock; $.001 Par value
  150,000 authorized shares; 66,304 issued and outstanding at
  September 30, 1998 (liquidation value $69,266,000) and
  December  31, 1997  (liquidation value $66,304,000)                                          100                          100

Common Stock; $.001 Par value, 120,000 shares authorized,
   67,830,000 and 66,498,000 shares issued and outstanding at June
   30, 1998 and December 31, 1997, respectively.                                            67,000                       67,000
Unrealized gain (loss) on investment                                                       570,000                           --
Additional paid-in capital                                                             182,538,900                  182,538,900
Unearned compensation                                                                     (321,000)                    (449,000)
Cumulative translation adjustment                                                           36,000                      (40,000)
Accumulated deficit                                                                   (128,297,000)                 (98,570,000)
                                                                          ------------------------      -----------------------
Total shareholders' equity                                                              54,594,000                   83,547,000
                                                                          ------------------------      -----------------------
       Total liabilities and shareholders' equity                         $             96,937,000      $           121,947,000
                                                                          ========================      =======================

   The accompanying notes are an integral part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Three Months Ended                Nine Months Ended
                                                    September 30,                     September 30,
                                           -----------------------------    ------------------------------

                                                 1998            1997             1998             1997
                                           -------------    ------------    -------------    -------------

Revenue                                    $   3,039,000    $         --    $   9,125,000    $          --
Cost of goods sold                             1,841,000              --        5,998,000               --
                                           -------------    ------------    -------------    -------------

      Gross Profit                             1,198,000              --        3,127,000               --
                                           -------------    ------------    -------------    -------------

Operating expenses:
  Research and development                     5,668,000       3,379,000       20,640,000       10,093,000
  Purchased research and development                  --              --               --        1,800,000
  General and administrative                   2,536,000       1,414,000        8,383,000        5,336,000
  Goodwill amortization                          883,000         103,000        2,644,000          309,000
  Selling and marketing                        1,305,000              --        3,161,000               --
  Closure of facilities and related costs      1,930,000              --        1,930,000               --
                                           -------------    ------------    -------------    -------------
      Total operating  expenses               12,322,000       4,896,000       36,758,000       17,538,000

Operating (loss)                             (11,124,000)     (4,896,000)     (33,631,000)     (17,538,000)
                                           -------------    ------------    -------------    -------------

Other (income) expenses:
  Royalty (income) expense                       (52,000)             --         (372,000)         100,000
  Minority interest in net loss of
   consolidated subsidiaries                    (925,000)     (1,086,000)      (3,842,000)      (2,962,000)

  Contract settlement                            900,000              --          900,000               --
  Interest income                               (674,000)       (527,000)      (2,156,000)      (1,809,000)
  Interest expense                               498,000          35,000        1,544,000          118,000
  Other, net                                    (219,000)        (70,000)          22,000          (30,000)
                                           -------------    ------------    -------------    -------------
      Total other (income) expenses             (472,000)     (1,648,000)      (3,904,000)      (4,583,000)

Net (loss)                                   (10,652,000)     (3,248,000)     (29,727,000)     (12,955,000)

Preferred Stock Dividends                        986,000              --        2,962,000               --
                                           -------------    ------------    -------------    -------------

Net (loss) applicable to Common Stock      $ (11,638,000)     (3,248,000)     (32,689,000)     (12,955,000)
                                           =============    ============    =============    =============

Basic loss per share                       $       (0.17)   $      (0.06)   $       (0.49)   $       (0.24)
                                           -------------    ------------    -------------    -------------

Weighted average number of shares of
 common stock outstanding                     67,493,850      55,311,877       67,099,065       54,856,335
                                           =============    ============    =============    =============

Diluted loss per share                     $       (0.17)   $      (0.06)   $       (0.49)   $       (0.24)
                                           -------------    ------------    -------------    -------------

Weighted average number of shares of
 common stock and dilutive equivalent
 shares outstanding                           67,493,850      55,311,877       67,099,065       54,856,335
                                           =============    ============    =============    =============


   The accompanying notes are an integral  part of the financial statements.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                   ----------------------------------------------
                                                                            1998                      1997
                                                                   --------------------     ---------------------
Cash flows from operating activities:
 Net loss.........................................................         $(29,727,000)             $(12,955,000)
 Adjustments to reconcile net (loss) to net cash
 (used in) operating activities:
 Depreciation and amortization....................................            5,459,000                   794,000
 Noncash compensation.............................................              128,000                   309,000
 Purchased in process research and development....................                   --                 1,200,000
 Closure of Facilities and Related Costs..........................            1,930,000                        --
 Minority interest in net loss....................................           (3,842,000)               (1,913,000)
 Changes in operating assets and liabilities:
  Decrease in other current assets and other assets...............            3,306,000                   136,000
  Increase (decrease) in accounts payable and accrued
    expenses......................................................            6,023,000                  (641,000)
                                                                   --------------------     ---------------------
Net cash (used in) operating activities...........................          (16,723,000)              (13,070,000)
                                                                   --------------------     ---------------------

Cash flows from investing activities:
 Unrealized gain on securities....................................              570,000                        --
 Net sales of short-term investments..............................                   --                 7,006,000
 Purchases of equipment...........................................           (1,337,000)                 (686,000)
                                                                   --------------------     ---------------------
Net cash provided by (used in) investing activities...............             (767,000)                6,320,000
                                                                   --------------------     ---------------------
Cash flows from financing activities:
 Proceeds from issuance of common stock in connection
  with the exercise of warrants/options...........................                   --                   745,000
 Increase in long term debt due to interest from related
  parties.........................................................            1,469,000                        --
 Repayment of capital leases......................................             (253,000)                 (335,000)
                                                                   --------------------     ---------------------
    Net cash provided by financing activities.....................            1,216,000                   410,000
                                                                   --------------------     ---------------------

Effect of exchange rate changes on cash...........................               11,000                   (36,000)
                                                                   --------------------     ---------------------

Net (decrease) in cash and cash equivalents.......................          (16,263,000)               (6,376,000)

Cash and cash equivalents at beginning of period..................           57,830,000                 8,611,000
                                                                   --------------------     ---------------------

Cash and cash equivalents at end of period........................         $ 41,567,000              $  2,235,000
                                                                   ====================     =====================

   The accompanying notes are an integral part of the financial statements.

                          VIMRX PHARMACEUTICALS INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

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

(2) PRINCIPLES OF CONSOLIDATION

    The accompanying consolidated financial statements include the accounts of VIMRX and its subsidiaries, Nexell Therapeutics Inc., VIMRX Genomics, Inc. ("VGI") and Innovir Laboratories. Inc. All significant intercompany balances and transactions have been eliminated.

(3) RESEARCH AGREEMENTS

    In March 1997, VIMRX entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University ("Columbia"). The agreement provided for VIMRX, through VGI, to provide $30 million in funding to the Center over a 5-year period and for VGI to receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention, research information and biological materials developed by the Center and funded under the agreement. The agreement was terminable by either Columbia or VGI during the initial five-year term upon nine months' notice, but in no event earlier than September 7, 1999. Under the agreement, VIMRX issued 200,000 shares of Common Stock to Columbia, which shares have subsequently been registered under the Securities Act of 1933, as amended. VGI had paid Columbia $6.0 million in funding in quarterly installments in respect of its obligations for 1997 under the Agreement.

    VGI has sought technology collaborations with pharmaceutical and/or diagnostic companies and has solicited equity investments in VGI from potential technology partners and other investors, but has been unable to consummate any such transactions on reasonable terms.

    As a result, the Company, after attempting to restructure its relationship, has agreed to terminate its research agreement with Columbia University with regard to VIMRX Genomics, Inc. and Ventiv BioGroup. The parties mutually agreed to terminate the collaborative relationship and the Company has agreed to pay Columbia approximately $900,000 to cover existing obligations. Through this agreement, the Company will release all rights to develop technology owned by Columbia including VM201, a Factor IXa inhibitor and two Columbia discovered cancer genes.

(4) ACCOUNTING PRINCIPLES

    Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This Statement requires that all items recognized under accounting standards as components of comprehensive earnings be reported in an annual financial statement that is displayed with the same prominence as other annual financial statements. This Statement also requires that an entity classify items of other comprehensive earnings by their nature in an annual financial statement. For example, other comprehensive earnings may include foreign currency translation adjustments, minimum pension liability adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Annual financial statements for prior periods will be reclassified, as required. The Company's total comprehensive earnings were as follows.

                                                    Nine months Ended September 30,
                                           -----------------------------------------------
                                                   1998                        1997
                                           -----------------          --------------------

Net Loss                                          29,727,000                   $12,955,000
Foreign currency translation                         (76,000)                      (36,000)
Unrealized (gain) loss on investments               (570,000)                      (96,000)
                                           -----------------          --------------------
Comprehensive loss                               $29,081,000                   $12,823,000
                                           =================          ====================

    In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Adoption of this Statement, which requires restatement of previously reported amounts, had no impact on prior year loss per share. Basic loss per share is calculated by dividing loss by the weighted average number of common shares outstanding during the period. For diluted loss per share, net loss is divided by the weighted average number of common and potentially dilutive shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method, but are excluded if their effect is antidilutive.

(5) CLOSURE OF FACILITIES AND RELATED COSTS

    Closure of Facilities and Related Costs: Innovir has begun closing research and development operations (New York, Gottingen, Germany and Cambridge, England) to reduce operating expenses. Innovir's headquarters and core technology will move to the VIMRX corporate office in Wilmington, Delaware.

    Innovir continues to seek partners, investors or purchasers for its core oligozyme technology including the lead EGS, the FRS/GSFRS, the RILON(TM) technology and related research technologies.

    The restructuring of Innovir has caused related expenses to be recorded, made up of severance costs, the write off of the remaining goodwill and the write down of fixed assets held for sale.

    As the closedown of the research and development facilities progresses, other costs may be identified which will cause additional restructuring expenses to be recorded.

                          VIMRX PHARMACEUTICALS INC.

    Item 2.  Management's Discussion and Analysis of Financial Condition and
    -------  ---------------------------------------------------------------
    Results of Operations.
    ----------------------

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

    Three Months Ended September 30, 1998 and 1997

    Revenue of $3,039,000 resulted from sales generated by Nexell Therapeutics Inc., a majority owned subsidiary acquired in December 1997. This revenue was offset by cost of goods sold $1,841,000 to net a gross profit of $1,198,000.

    Total operating expenses increased by $7,426,000 or 152% due to increases in research and development, $2,289,000 or 68%, general and administration, $1,122,000 or 79%. Goodwill amortization, $780,000, sales and marketing, $1,305,000 and a one time charge for closure of facilities and related costs ($1,930,000).

    The $2,289,000 increase in research and development expenses results primarily from the inclusion of the operations of Nexell ($4,314,000) fully for the first time in 1998. This was offset by spending decreases in Innovir ($304,000), VIMRX ($556,000) and VGI ($1,165,000) programs.

    General and administrative expenses increased $1,122,000 due to the inclusion of Nexell ($1,671,000) and increased cost related to VGI ($86,000), offset by decreases in costs related to Innovir ($262,000) and VIMRX ($373,000).

    The increase in goodwill amortization ($780,000) is due to the inclusion of Nexell.

    Selling and marketing expenses results from the ramp up of Nexell's marketing efforts.

    The one time charge for closure of facilities and related costs are severance costs ($548,000) and the write down of fixed assets ($870,000) and goodwill ($517,000) related to the closure of Innovir's research and development operations in the United States and Europe during the third quarter of the Fiscal 1998 year. Innovir began closing operations in New York and Europe.

    Royalty (income) expense includes $472,000 royalty income from Baxter Pharmaceuticals Inc. in 1998.

    Minority interest in the net loss of consolidated subsidiaries decreased $161,000, due principally to a decrease in the participation of minority interests in the losses of Innovir, offset by the loss incurred by Nexell which was not included in the third quarter of 1997.

    The charge for contract settlement relates to the termination of the research agreement with Columbia University (see Footnote 3 to the Financial Statements).

    The increase in interest income of $147,000 or 28% is mainly due to an increase in the cash and cash equivalents average of 1998 as compared to the average cash and marketable securities balance in the same period in 1997.

    Interest expense increased $463,000 due principally to the interest related to the long-term debt due to a related party.

    Other income/expenses net increased $149,000 due principally to the inclusion of Nexell expenses.

    The foregoing resulted in an increase in the net loss of $7,404,000.

    Nine months Ended September 30, 1998 and 1997

    Operating loss for the nine months ended September 30, 1998 increased $16,093,000 or 92% from the same period in 1997, due principally to acquisitions of companies and technologies made at various times during 1997. During that period, research and development expenses increased $10,547,000 or 104%, general and administrative expenses increased $3,047,000 or 57%, amortization of goodwill increased $2,335,000, selling and marketing expenses were recorded for the first time at $3,161,000 and one time expenses for closure of facilities and related costs amounting to $1,930,000 were recorded. These increases were offset by a $1,800,000 decrease in purchased research and development.

    The $10,547,000 or 104% increase in research and development expense is due principally to the inclusion of Nexell $13,391,000 offset by decreases in the Innovir, VGI and VIMRX programs.

    General and administrative expenses increased $3,047,000 or 57% principally due to the inclusion of Nexell's operations ($4,793,000) offset by decreases in VIMRX's expenses.

    Goodwill amortization increased due to the inclusion of Nexell in 1998.

    Selling and marketing expenses were fully incurred for the first time in 1998 due to the inclusion of Nexell.

    Closure of facilities and related costs were incurred by Innovir as a result of the restructuring of Innovir (see Footnote 5 to the Financial Statements).

    Minority interest in net loss of consolidated subsidiaries increased $880,000 or 30% due principally to the inclusion of Nexell in 1998, offset by a decrease in the participation of the minority interest in the losses of Innovir.

    The contrast settlement expense results from the termination of the research agreement with Columbia University (see Footnote 3 to the Financial Statements).

    Interest income increased $347,000 or 19% due to an increase on average funds available for investment. Interest expense increases $1,426,000 principally due to the interest on the long-term debt due to a related party.

    The foregoing resulted in a $16,772,000 or 129% increase in the net loss for the nine months ended September 30, 1998.


    Liquidity and Capital Resources

    Before fiscal 1997, the Company had not realized any operating revenues and has financed its operation through the sale of its securities.

    The Company had $41,567,000 in cash and cash equivalents at September 30, 1998 as compared to $57,830,000 in cash and cash equivalents at December 31, 1997 and working capital of $35,366,000 at September 30, 1998 as compared to $61,354,000 at December 31, 1998. The decrease in cash was due principally to the cash used in operations of the Company ($16,723,000) and purchases of equipment, offset by the increase in long term debt due to the accrual of interest payable to a related party which is payable initially on November 30, 2002. The decrease in working capital is principally a result of the step-up of operations of Nexell.

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

    YEAR 2000 ISSUES

    The Company is aware of and has addressed many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

    The Company has reviewed its own computer, communication, software and operating systems and is satisfied they are Year 2000 compliant. Furthermore, the company has taken proactive measures to ensure the systems are Year 2000 compliant by upgrading all server and workstation operating systems. All system servers and workstations' BIOS have been reprogrammed and are Year 2000 compliant (the BIOS is responsible for starting the computer by providing a basic set of instructions. It performs all the tasks which need to be done at start-up time).

    The Company has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. The Company has tested the accounting systems with the Year 2000 date and feels confident that they are compliant.

    The Company will plan system-wide testing in the first quarter of 1999. Any system failures will be addressed at that time. The Company feels its Year 2000 risks are very minimal. The Company has spent approximately $710,000 to upgrade its systems which brought the Company into Year 2000 readiness. Direct costs related to the review of year 2000 issues have been immaterial.

    The Company will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to the Company, are Year 2000 compliant.

    Although the Company will take all practical measures to prevent problems related with the Year 2000 programming problem, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.


    PART II  OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS.

    Not applicable.

    ITEM 2.  CHANGES IN SECURITIES.

    Not applicable.

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

    Not applicable.

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

    ITEM 5.  OTHER INFORMATION

    On November 11, 1998, the Company and Columbia University entered into a Termination Agreement pursuant to which all further obligations of the Company and its subsidiary, VIMRX Genomics, Inc. (d/b/a/ Ventiv Biogroup, Inc.) ("VGI") to Columbia University under the Research Agreement dated March 7, 1997 by and between VGI and Columbia University (the "Research Agreement"), and under the Blood Factor IXai Research Agreement dated March 28, 1997 ("Factor IX Agreement") by and between Columbia University and the Company, were terminated, and all claims related thereto released, in consideration of the payment of $900,000 by the Company to Columbia. The Termination Agreement also provided for termination of the licenses granted to VGI and the Company pursuant to the Research Agreement and the Factor IX Research Agreement and the return to Columbia University of all intellectual property delivered to, or developed by, the Company or VGI pursuant to those licenses. In connection with the termination of the relationship with Columbia, Dr. Richard Kouri resigned as Senior Vice-President, Research of the Company and as President of VGI. The Company will honor the terms of Dr. Kouri's employment agreement with the Company, which provides for him to receive severance payments equal to one year's salary, payable in regular installments.

    ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:
     ---------

     10.36   Termination Agreement.
        27   Financial Data Schedule.

    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November  13, 1998


                          VIMRX PHARMACEUTICALS INC.
                            a Delaware Corporation
                                 (Registrant)



                          By: /s/  Richard L. Dunning
                              --------------------------------
                              Richard L. Dunning
                              President and
                              Chief Executive Officer



                          By: /s/  Francis M. O'Connell
                              ---------------------------------
                              Francis M. O'Connell
                              Chief Accounting Officer