Form 10-K
period 1998-12-31
VIMRX PHARMACEUTICALS INC
filed 1999-03-31
CIK 864009

-------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K

            [X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock (Common Stock, $.001 par value) held by non-affiliates of the Registrant was approximately $54,821,883 on, March 29, 1999 based on the closing sale price of the Common Stock on such date.

     The aggregate number of outstanding shares of Common Stock, $.001 par value, of Registrant was 69,566,089 on March 29, 1999.

--------------------------------------------------------------------------------
                   Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS.

Disclosure Regarding Forward Looking Statements

     This Report on Form 10-K contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's business strategy and expectations contained in "Item 1 Business" and "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, Management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

General

     VIMRX is a biotechnology company that focuses on innovative technologies to improve human health. VIMRX's principal subsidiary, Nexell Therapeutics Inc., is developing products utilizing cell separation technology in cell therapy for cancer and other life-threatening diseases. Nexell currently sells such products outside the United States, and is seeking FDA approval to market its products in the United States. VIMRX also has two compounds in development:
VIMRxyn(R), chemically synthesized hypericin, which is in clinical trials for treating a type of cancer and as a topically applied therapy for certain skin diseases, and VM301, a wound healing agent.

Nexell

Business of Nexell

     Nexell is engaged in the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastics sets and related products used in ex vivo cell research and therapies. Nexell's cell processing instruments are used in combination with biological reagents and other instruments to provide integrated systems for manipulation of cells extracted from patients. Nexell provides cell-processing instruments used in the clinical treatment of disease, principally various forms of cancer.

     Nexell currently markets Isolex(R) Cell Selection systems that consist of automated, sterile path instruments along with companion reagents/biologicals and sterile plastic disposable sets. These systems are used for the positive clinical separation of specific cell populations from blood and bone marrow (positive cell selection). In positive cell selection, a targeted cell population is captured and retained for reinfusion or for further biological manipulation. Nexell offers three versions of the Isolex(R) Cell Selection instrument: the smaller scale Isolex(R) 50 Cell Separator for research use; the clinical scale semi-automated Isolex(R) 300 Cell Separator; and the fully automated Isolex(R) 300i Cell Separator. All three versions are currently marketed for therapeutic and/or research purposes in Europe. As of the beginning of 1999, Nexell began introducing an improved version of the Isolex(R) 300i (2.0 version) which allows positive cell selection (capturing cells that are desired) and negative selection (eliminating cells that are not wanted) in a single procedure. As Nexell has not yet received regulatory approval of these instruments for therapeutic purposes in the United States and Japan, sales in such countries are limited to research laboratories and institutions on a cost recovery basis. Nexell has, however, received a letter from the FDA advising that the Isolex(R) 300 and 300i devices are "approvable" for therapeutic use in the United States; the Company anticipates final approval in the near future.

    In addition to the positive selection Isolex(R) Cell Separator, Nexell markets the MaxSep(R) System. The semi-automated MaxSep(R) System is a negative selection system in which undesired cells are removed from a diverse population of cells. The MaxSep(R) System is currently marketed for therapeutic purposes in Europe.

     Nexell also markets various ancillary products that are utilized in the cell processing cycle. These products include the following: Cryocyte(TM) containers used in the freezing of blood components; Lifecell(R) tissue culture flasks which provide a closed system environment for culturing cells; CFU stem cell kits used to measure stem cell colony formation in samples of bone marrow, peripheral blood, cord blood, or selected CD3 cells; the Solution Transfer Pump, an automated, programmable pump for filling bags and splitting cell cultures; and Harvester(TM), a cell collection device used primarily to reduce large cell volumes.

Proposed Acquisition of Baxter's Interest in Nexell

     The Company currently owns 80.5% of Nexell, its principal business unit, which it acquired through acquisition of certain assets from Baxter Healthcare corporation ("Baxter") in December 1997 in exchange for (1) 11,000,000 shares of Common Stock, (2) 66,304 shares of Series A Convertible Preferred Stock with a liquidation value of $1,000 per share, (3) 19.5% of Nexell's outstanding common stock, (4) a warrant to purchase an additional 6% of Nexell's common stock for $6,000,000, and (5) the right to receive payments from Nexell upon the occurrence of certain milestone events, which could aggregate $21,000,000 if all the milestones are achieved. In addition, for $30,000,000 to Nexell, Baxter received $30,000,000 of Nexell's 6 1/2% convertible subordinated debentures convertible into Nexell's common stock upon a public offering of common stock by Nexell.

     The acquisition of Baxter's interests in Nexell, other than its right to milestone payments, is to be effected through an exchange of Baxter's interests in Nexell for an equivalent value of interests directly in the Company (the "Acquisition"). The Company and Baxter have agreed to exchange Baxter's interests in Nexell (common stock, warrant and convertible subordinated debentures, but excluding its right to milestone payments) for:

     . 3,000,000 shares of Common Stock,

     . an adjustment of the conversion price of the 70,282 outstanding shares of Series A Preferred Stock owned by Baxter from $5.50 per share to $2.75 per share, (the 3,978 share increase from the 66,304 shares originally issued are a result of dividends payable in kind),

     . a warrant to purchase 5,200,000 shares of Common Stock at a price of $1.15 per share, and

     . approximately $33,000,000 principal amount of 6 1/2% Convertible
       Subordinated Debentures (replacing the $30,000,000 principal amount of Nexell's 6 1/2% convertible subordinated debentures plus accrued interest through the closing date of the Acquisition) convertible, commencing November 30, 2002, into Common Stock at a conversion price equal to 95% of the average of the closing prices of the Common Stock on the Nasdaq Stock Market for the 30 consecutive trading days preceding the date of conversion.

     Following consummation of the Acquisition, Nexell will be a wholly-owned subsidiary of the Company and Baxter will own outright slightly less than 20% of the Company's Common Stock. Baxter's ownership will increase to approximately 42% of the Common Stock (fully diluted ) upon the automatic conversion of the Series A Preferred Stock into Common Stock on December 17, 2004, assuming Baxter's exercise of its warrant, plus a further indeterminate percentage in the event Baxter converts any portion of the 6 1/2% Convertible Subordinated Debentures.

     The Company is seeking stockholder approval of the Acquisition at the 1999 Annual Meeting of Shareholders.

Acquisition of  CellPro Assets

     On January 29, 1999, Nexell consummated an agreement (the "CellPro Acquisition Agreement") with CellPro Incorporated ("CellPro"), formerly one of Nexell's principal competitors, to purchase substantially all the intellectual property assets of CellPro, together with certain related tangible and intangible assets in exchange for 1,882,215 shares of VIMRX's common stock valued by the parties at $3,000,000.

     CellPro, had developed, and the FDA approved, CellPro's Ceprate(R) SC Stem Cell Concentration System (the "Ceprate(R) System") for use in autologous (i.e., self-donated) bone marrow and stem cell transplantation, and was developing additional potential applications for the Ceprate(R) System. The Ceprate(R) technology utilized the CD34+ monoclonal antibody and purified stem cell technology, which are patented technologies originally licensed to Baxter") in the therapeutic field, directly or indirectly, by Becton, Dickenson and Company
("Becton Dickenson") and Johns Hopkins University ("Johns Hopkins").   Baxter
sublicensed these technologies  to Nexell in December, 1997.

     In the course of patent infringement litigation brought against CellPro by Becton Dickenson, Johns Hopkins and Baxter, CellPro filed a "citizen's petition" before the FDA seeking to require the FDA to adopt certain procedures in its review of Nexell's premarket approval application for the Isolex cell separation systems which could have delayed or prevented FDA approval of the application and also filed a petition before the Department of Health and Human Services ("HHS") requesting the exercise of so-called "march-in rights," a form of compulsory licensing, with respect to the patents underlying the CD34+ sublicense. CellPro was found to have infringed the patents underlying the CD34+ technology, was ordered to pay damages and was enjoined from manufacturing and selling the Ceprate(R) System. A limited stay of that injunction was granted allowing CellPro to continue supplying the Ceprate System to transplant centers in the U.S. pending approval of the Isolex(R) System (or another stem cell selection device), provided that it paid a court-ordered royalty to Johns Hopkins and its licensees.

     Pursuant to the CellPro Acquisition Agreement, CellPro filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on October 28, 1998. Among other things, the Acquisition Agreement required CellPro (1) to withdraw its citizen's petition(s) before the FDA, and otherwise to refrain from attacking Nexell's premarket approval application for the Isolex cell separation systems, and (2) to withdraw its petition before the Department of Health and Human Services requesting the exercise of so-called "march-in rights" with respect to the patents underlying the CD34+ sublicense.

     In a related transaction, Baxter acquired the right to distribute the disposable kits used in connection with CellPro's Ceprate(R) cell processing equipment. CellPro agreed to maintain its technical support and continue to perform its regulatory reporting and compliance responsibilities for a limited period of time after the closing.

     The intellectual property and other assets acquired by Nexell consists of patents (granted and pending), license agreements, antibodies and related master cell banks and working cell banks for such antibodies, clinical and research protocols, copyrights, copyright registration applications, trademarks and trademark applications, software, supply agreements, marketing materials and books and records. Some of the monoclonal antibody lines included in the purchased assets may expand the potential range of diseases for which therapies utilizing the Isolex(R) technology may be developed. Similarly, the data from clinical trials conducted by CellPro, the rights to which were acquired by Nexell, could lead to additional diseases or other medical indications which could be treated using the Isolex(R) technology. Additionally, included in the assets are rights to two diagnostic kits related to the detection and enumeration of certain types of cancer cells. Nexell anticipates it will begin marketing the first of these kits by mid-year 1999.

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

Glioblastoma (Brain Tumors)

     Pre-clinical studies by Dr. William Couldwell and his colleagues suggested that hypericin selectively inhibited the growth of human glioblastoma cells in culture. In October 1996, the Company initiated a Phase I/II clinical study under the direction of Dr. Couldwell to evaluate the efficacy and tolerability of VIMRxyn(R) for treatment of glioblastoma multiforme, an invasive and deadly form of brain tumor. The trial took place at five medical centers in the United States and Canada and was completed in October, 1998. Initial results from the clinical trial indicate that VIMRxyn(R) may have a beneficial effect in some patients in the treatment of brain gliomas. The results of the study further indicated that VIMRxyn(R) is well-tolerated at the doses studied, and that an antiglioma effect was observed in several of the patients in the small study. VIMRX is now developing a protocol for a larger Phase II, multi-center study to determine more definitively the efficacy of the compound.

Topical Phototherapy for Hyperproliferative Skin Disorders

     It has been known for some time that hypericin sensitizes many types of cells to light exposure. Work in the laboratories of Drs. Alain Rook and Floyd Fox of the Department of Dermatology at the University of Pennsylvania Medical School indicated that hypericin was able to kill cancerous cells from a patient with cutaneous T-cell lymphoma ("CTCL") selectively relative to normal cells when the hypericin-treated cells were exposed to fluorescent light. Based on this work, the Company has completed an initial Phase I safety study in normal volunteers for topical administration of hypericin, followed by exposure to controlled doses of fluorescent light. A safe dose that resulted in a consistent biological response was established in this study. In early 1998, the Company initiated pilot Phase I/II studies under Dr. Rook's supervision to evaluate the efficacy of topically applied, light-activated hypericin in patients suffering from three hyperproliferative skin disorders: psoriasis, cutaneous T-cell lymphoma and warts. This study is being conducted at three university hospital medical centers, two located in Philadelphia, Pennsylvania, and one in Cleveland, Ohio.

VM301; Agent For Wound Healing

     On May 16, 1997, VIMRX acquired the exclusive, worldwide rights to develop OAS1000, a drug candidate which was being evaluated by OsteoArthritis Sciences, Inc. for topical anti-inflammatory and wound healing indications. The agent, designated VM301 by VIMRX, has shown promising wound healing activity in preclinical studies when applied topically.

     A Phase I clinical trial, designed to evaluate the safety of VM301 when applied to broken and unbroken skin of human subjects, was conducted at a university hospital medical center in New York. No clinical volunteers participating in the study experienced any adverse results. Beginning in 1999, the Company is planning to conduct Phase II clinical trials designed to establish the efficacy of VM301.

VGI/Ventiv BioGroup

     VIMRX and its 90% owned subsidiary, VIMRX Genomics, Inc (d/b/a Ventiv BioGroup, Inc., "VGI"), had been negotiating a restructuring of their relationship with Columbia University under the Research Agreement dated March 7, 1998 ("Research Agreement") and several related agreements. The restructuring negotiations were unsuccessful and on November 11, 1998, VIMRX, Columbia and VGI terminated their relationship and released all claims arising from that relationship on the following terms and conditions:

     .  VIMRX paid Columbia $900,000;
     . Columbia transferred its interest in VGI to VIMRX; and . The Research Agreement, the License Agreements relating to Blood Factor
        IXai (VM201), the BCL-6 and MUM-1 genes, and the Shareholder's Agreement between VIMRX and Columbia relating to VGI were terminated, with no further obligations by the parties thereunder. All intellectual property licensed to VIMRX or VGI under the agreements reverted to Columbia (or, in the case of the BCL-6 license, to Columbia and a co-licensor).

     Additionally, VGI vacated its premises at Columbia's Audubon Building in New York City.

Innovir

     VIMRX has completed its funding commitments to Innovir under its December 31, 1997 agreement, and has determined not to provide any further funding to Innovir. Innovir's common stock was delisted from the Nasdaq Small-Cap Market and now trades on the OTC Bulletin Board. Innovir closed its Cambridge, England operations on or about November 30, 1998, and closed its remaining operations, located in Gottingen, Germany and New York, New York, on December 31, 1998. Innovir's management is seeking strategic alliances and/or buyers for its various assets.

Patents and Licenses

Nexell

     Nexell's intellectual property estate is arranged into four general patent families:

            1.  Selection systems;
            2.  Bioreactor and culture systems;
            3.  Reagents for use in selection; and
            4.  Culturing cell compositions.

     The selection system encompasses the Isolex(R) Cell Separator and similar instruments. This patent family includes patents and patent applications directed to the basic selection device having two magnets for capturing the paramagnetic beads and patents and applications directed to the specific device configuration. The disposable set for the Isolex(R) 300i Cell Separator incorporates a spinning membrane technology, used for cell washing, the patent rights to which are owned by Baxter.

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

     In August, 1998, the United States Patent and Trademark Office (the "Patent Office") allowed Nexell's patent application relating to peptide release for CD34+ antibody, which is a critical component of the Isolex(R) system. The patent allowance relates to the method of using a peptide to compete for the binding site of a cell-capturing antibody, thereby displacing the antibody and releasing the target cells essentially free of contamination by any of the reagents used in the cell selection process. These released cells can then be used for transplantation, cell therapy, or as target cells for gene therapy.

     The Patent Office recently allowed (in June and October of 1998) two patents relating to the infusion of neutrophil (white blood cells responsible for fighting bacterial infections) precursor cells for the treatment of neutropenia (a common side effect of high dose chemotherapy characterized by a deficiency of neutrophils and an increased susceptibility to infection). Human neutrophil precursor cells are a type of immature blood cell which mature into neutrophils.

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

     VIMRX has no manufacturing capability. VIMRX has contracted with outside suppliers to develop, produce, and package therapeutic formulations of a synthesized form of hypericin for its human clinical trials. VIMRX intends to contract with outside suppliers to develop, produce and package any needed quantities of VM301 and any other substances that may be needed.

Government Regulation

     The Company has acquired or developed technologies which are intended to lead to drugs and medical devices. The Company's products are currently undergoing, or will be required to undergo, the difficult and costly approval process for testing, manufacturing and sale established by the FDA, and may be subject as well to state and foreign regulation.

     In order for drug products to obtain pre-market approval from the FDA, the Company must conduct pre-clinical studies, including animal studies, to generate preliminary information on the product's efficacy and safety. An investigational new drug application must then be filed and approved in order to proceed with human clinical trials. These clinical trials, which are done in three phases, normally take two to five years to complete. If the clinical trials are successful, the Company will file a new drug application to receive approval to market the product. This process requires substantial expense, time and effort and there is no guarantee that approval will be granted.

     Medical devices follow a similar process for approval although the length and difficulty of the process varies with the controls which the FDA determines are necessary to insure their stability and effectiveness. Based on these controls, the devices are put into three classes, i.e., Class I, Class II, Class

III. Two types of approval are granted on devices. A 501(K) clearance is given if the device is deemed to be "substantially" equivalent to a legally marketed Class I or Class II device, or a Class III device that was not required to obtain a PMA application. A PMA application requires valid scientific evidence to demonstrate the safety and effectiveness of the device and usually requires tests similar to a filing for a drug product including clinical trials. A 501(K) clearance generally requires 6 months to a year to obtain, while the PMA can take one to three years and possibly longer.

     The Company presently has two devices (Isolex(R) 300 SA and Isolex(R) 300i) awaiting approval of a PMA, and two drug products (VIMRxyn(R) and VM301) are in clinical trials.

     Nexell filed a supplemental application for premarket approval ("PMA") of the Isolex(R)300i with the FDA on February 3, 1998; Baxter, as Nexell's predecessor in interest, had filed an application for PMA of the Isolex(R)300SA on February 24, 1997. On July 2, 1998, the FDA notified Nexell that certain data and other information would be required before the PMA for both devices could be approved. Nexell submitted the requested information in late August, 1998. The FDA advised Nexell in a letter dated January 7, 1999, that the PMA application for the Isolex(R) 300SA, and the PMA supplement for the fully automated Isolex(R) 300i, are approvable subject to the submission of additional information needed primarily to finalize labeling and the inspection of manufacturing facilities by the FDA. On February 9, 1999, Nexell submitted all requested information and all inspections of manufacturing were completed by March 25, 1999. Responses have been submitted to the FDA for all observations noted in the inspections. Nexell intends to respond to any additional questions that may arise from the pre-insepction audits.

Competition

     The biomedical industry is highly competitive. Competition in each of the fields in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. Forms of hypericin extracted from plants are being used as lay treatments for a variety of disorders. The Company is similarly subject to substantial competition from pharmaceutical, chemical and biotechnology firms seeking to develop therapeutics for brain cancer (glioma), hyperproliferative skin disorders and wound healing.

     In general, Nexell may face competition from cell processing device companies. Like Nexell, there are several product-focused companies attempting to develop turn-key devices for cell processing. Although the sale of CellPro's intellectual property to Nexell effectively eliminated CellPro as a competitor in the cell separation market, other competitors or potential competitors remain, including Miltenyi Biotec GmbH, Novartis/SyStemix, Amgen Corp. and Aastrom Biosciences Inc. in collaboration with Cobe BCT, Inc. Nexell's competitive position will be determined in part by which cell selection products are ultimately approved for sale by regulatory authorities. See "Government Regulation" above.

Employees

     VIMRX has ten full-time employees. In connection with the proposed consolidation of the Company's operations at Nexell's Irvine, California offices, the employment of eight Delaware-based VIMRX employees will be terminated. The Company is currently negotiating severance terms with the affected employees.

     Nexell has approximately 104 full-time U.S. employees. VIMRX believes that Nexell's relations with its employees are satisfactory.

Consultants

     The Company is dependent on third parties for significant aspects of its research and development operations. In certain cases, consultants are used to perform or supervise such activities. Consultants have also been retained to assist in supervising the FDA regulatory process, monitoring the human clinical trials and establishing the toxicology tests for hypericin.

     The Company has retained a number of consultants as part of conducting human clinical trials in connection with the hypericin and VM301 programs. The Company also retains financial consultants.

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

Directors and Executive Officers of VIMRX

     Dr. Jerome Groopman resigned as a director of VIMRX, effective August 3, 1998. Dr. Richard Kouri resigned as Vice-President, Research, and as President and Chief Executive Officer of VIMRX Genomics, Inc. effective November 6, 1998 in connection with the termination of the Columbia University Genomics collaboration. See "Business VGI/Ventiv BioGroup."


ITEM 2.      PROPERTIES.

     The Company occupies 5,581 square feet of office space at 2751 Centerville Road, Suite 210, Wilmington, Delaware under a lease at a monthly rent of $10,095. The lease expires on August 31, 1999, with an option to renew for five years. The Company does not intend to renew the existing lease.

     Nexell occupies a building consisting of approximately 59,600 square feet, under a lease which provides for current monthly rental of $40,500 plus real estate taxes and operating costs, expires November, 30, 2004 and contains two five-year renewal options.


ITEM 3.      LEGAL PROCEEDINGS.

     The Company has brought an action against a former employee who is alleged by the Company to have misappropriated funds in 1996. The former employee has counterclaimed for damages in excess of $40 million. Management believes these counterclaims are totally without merit and will vigorously defend against them.


ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not Applicable

                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S SECURITIES AND RELATED
             STOCKHOLDER MATTERS.

Market Price of Common Stock

     The Company's Common Stock is traded on The Nasdaq National Market System under the symbol VMRX. The following table sets forth for the Company's Common Stock the high and low closing sales prices for each calendar quarter from January 1, 1996 through December 31, 1998. Prior to December 31, 1996, the Company's Common Stock traded on The Nasdaq Small-Cap Market.

                                      High                    Low
                                      ----                    ---

        1996
        ----
        First Quarter                 3.03                    1.13
        Second Quarter                6.25                    2.78
        Third Quarter                 4.94                    3.00
        Fourth Quarter                3.81                    2.28

        1997
        ----
        First Quarter                 3.50                    2.47
        Second Quarter                3.63                    1.88
        Third Quarter                 3.63                    1.56
        Fourth Quarter                2.88                    1.75

        1998
        ----
        First Quarter                 2.06                    1.28
        Second Quarter                1.88                    1.13
        Third Quarter                 1.44                    0.94
        Fourth Quarter                1.47                    0.97


     On March 26, 1998, there were approximately 18,000 shareholders of the Company's Common Stock, including beneficial owners of shares registered in nominee or street name.

     The Company has not paid a cash dividend and does not anticipate the payment of cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

     On April 9, 1998, the Company issued certificates representing 404,120 shares of Common Stock to Lazard Freres in consideration of financial advisory services rendered in connection with the acquisition of Nexell in December 1997. The shares were issued as of December 17, 1997, the closing date of the Nexell acquisition, at which time Lazard Freres had become fully entitled to the shares.

     On August 3, 1998, Lindsay A. Rosenwald and certain other individuals associated with Paramount Capital Inc. exercised options to purchase an aggregate of 1,978,332 shares of the Company's common stock. The exercise was accomplished by the withholding of 1,050,989 shares in payment of the purchase price of the options and the issuance of 927,343 shares to the optionholders.

     All of such shares were taken for investment by the recipients, the stock certificates were legended to reflect their restricted status, and the issuance of such shares was exempt from registration under the Securities Act of 1933, as amended, under Section 4(2) thereof.

ITEM 6.  SELECTED FINANCIAL DATA.

     The following selected financial data have been derived from the Company's audited financial statements. The Statements of Operations Data relating to the fiscal years 1994 through 1998 and the Balance Sheets Data at December 31, 1997 and 1998 should be read in conjunction with the Company's audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data:

                                                                   Year Ended December 31,
                                                                   -----------------------
                                         ---------------------------------------------------------------------------
                                             1998            1997            1996            1995           1994
                                         -------------   -------------   -------------   ------------   ------------

Revenue                                  $ 13,443,000    $  5,002,000              --             --             --
Cost of Goods Sold                          8,166,000       4,630,000              --             --             --
                                         ------------    ------------    ------------    -----------    -----------

Gross Profit                                5,277,000         372,000              --             --             --
   Operating expenses:
   Research and development                24,427,000      14,507,000       2,950,000      2,840,000      1,463,000
   Purchased research and development              --      39,862,000      14,484,000             --             --
   General administrative and
     goodwill amortization                 13,823,000       7,627,000       4,300,000      2,272,000      1,646,000
   Selling and marketing                    3,625,000          61,000              --             --             --
   Restructuring costs                      2,625,000              --              --             --             --
                                         ------------    ------------    ------------    -----------    -----------

Total operating expense                    44,500,000      62,057,000      21,734,000      5,112,000      3,109,000
                                         ------------    ------------    ------------    -----------    -----------

Operating (loss)                          (39,223,000)    (61,685,000)    (21,734,000)    (5,112,000)    (3,109,000)

Other (income) expense:
Royalty expense (income)                     (176,000)        150,000         100,000        100,000        100,000
Interest (income)                          (2,972,000)     (2,216,000)     (1,792,000)      (160,000)      (189,000)
Interest expense                            2,036,000         121,000         329,000          2,000             --
Contract settlement                           900,000              --              --             --             --
Minority interest in net loss of
 consolidated subsidiaries                 (4,161,000)     (3,474,000)       (116,000)            --             --
Other net                                     113,000         (67,000)       (395,000)       186,000        589,000
                                         ------------    ------------    ------------    -----------    -----------

Total other (income) expenses              (4,260,000)     (5,486,000)     (1,874,000)       128,000        500,000

Net (loss)                                (34,963,000)    (56,199,000)    (19,860,000)    (5,240,000)    (3,609,000)
                                         ------------    ------------    ------------    -----------    -----------

Preferred stock dividend                   (3,988,000)       (166,000)             --             --             --
                                         ------------    ------------    ------------    -----------    -----------
Net loss applicable to common stock      $(38,951,000)   $(56,365,000)   $(19,860,000)   $(5,240,000)   $(3,609,000)
                                         ============    ============    ============    ===========    ===========

Basic and diluted (loss) per share             $(0.58)         $(1.02)         $(0.50)        $(0.27)        $(0.19)
                                         ============    ============    ============    ===========    ===========

Weighted average number of shares of       67,284,000      55,457,000      39,399,000     19,748,000     19,067,000
 Common Stock outstanding                ============    ============    ============    ===========    ===========

Balance Sheets Data:

                                             1998            1997            1996            1995            1994
                                        --------------   -------------   -------------   -------------   -------------

Working capital                         $  32,017,000    $ 61,354,000    $ 44,848,000    $    391,000    $  4,742,000
Total assets                               87,601,000     121,947,000      51,692,000       2,958,000       5,249,000
Total liabilities                          38,786,000      34,239,000        3,01,000       2,698,000         116,000
Minority interest in Subsidiary                    --       4,161,000       2,381,000              --              --
Retained deficit                         (133,533,000)    (98,570,000)    (42,371,000)    (13,662,000)    (22,511,000)
Shareholders' equity                       48,815,000      83,547,000      46,210,000         260,000       5,134,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Years Ended December 31, 1998 and 1997

         Operating loss for the year ended December 31, 1998 decreased $22,462,000 or 36% from the year ended December 31, 1997. The decrease in the operating loss was principally due to purchased research and development charged to expense in 1997 resulting from various purchases of technology in that year (predominantly the Nexell purchase in December 1997 resulting in a $37,712,000 charge to expense). There was no purchased research and development charged to expense in 1998. This was offset by increased operating loss principally due to the first full year of operations of Nexell. During that year, sales increased $8,441,000 or 168%, cost of goods sold increased $3,536,000 or 76% resulting in an increase in the gross profit of $4,905,000. Operating expenses decreased due to the decrease in purchased research and development discussed above offset by research and development expenses which increased $9,920,000 or 68%, general and administrative increased $6,196,000 or 81%, selling expense was effectively recorded for the first time in 1998 at $3,625,000 and one-time restructuring costs amounting to $2,625,000 were recorded.

         The increase in revenues and the related cost of goods sold resulted from the inclusion of a full year of sales in 1998 compared to sales recorded after the Nexell acquisition in December 1997 reflecting the initial purchase of inventory by Nexell's sole distributor, Baxter. The gross profit percentage was 39% in 1998 as compared to 7% in 1997. This difference resulted principally from adjustments made in 1997 to record the Nexell acquisition on the "purchase method."

         The Company recorded a write-off of purchased in-process technology of $39.9 million in 1997 principally related to the acquisition of the Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation. This amount represented an allocation of purchase price to projects that primarily were aimed at the approval of the Nexell's Isolex products in the United States and certain foreign countries. Such amount was charged to expense because the projects related to research and development that had not reached technological feasibility and for which there was no alternative future use.

         The research and development expense increase of $9,920,000 or 68% resulted from an increase due to the inclusion of a full year of activity for Nexell $15,658,000 offset by decreases in spending in VGI ($3,464,000), VIMRX ($856,000) and Innovir ($1,418,000).

         General and administrative expenses and amortization of Goodwill increased by $6,196,000 or 81% is due principally to the inclusion of Nexell ($8,512,000) offset by decreases in expenses in VIMRX and Innovir.

         Selling and marketing expenses were incurred by Nexell as it ramped up marketing efforts in Europe and prepared for approval of its products by the FDA in the United States.

         Restructuring costs include expenses related to the shutdown of Innovir's facilities (see footnote 4).

         Interest income increased $756,000 or 34% due to an increase in the average funds available for investment. Interest expense increased $1,915,000 principally due to the interest in the long-term debt due to a related party.

         Minority interest in net loss of a consolidated subsidiary increased $687,000 or 20% due principally to the inclusion of Nexell in 1998, offset by a decrease in the participation of the minority interest in the losses of Innovir.

         The foregoing resulted in a $21,236,000 or 38% decrease in the net loss for the year ended December 31, 1998.

Years Ended December 31, 1997 and 1996

         Total operating expenses increased by $40,323,000 or 186% due principally to a $25,378,000 or 175% increase in purchased research and development. The $39,862,000 purchased research and development charge recorded in 1997 was principally due to the acquisition of the Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation (Nexell). In addition, research and development increased $11,557,000 or 392% and general and administration expense increased $2,915,000 or 68%.

     The increase in research and development expense from $2,950,000 in 1996 to $14,507,000 in 1997 was principally due, to costs incurred by VGI in its collaboration with Columbia ($5,904,000) expenses incurred at Innovir, which was purchased in December, 1996, (therefore, the first full year of expenses was 1997) ($4,137,000) and increased spending on VIMRX's research programs ($1,382,000).

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

     The Company had $33,091,000 in cash and cash equivalents as of December 31, 1998 as compared to $57,830,000 in cash and cash equivalents as of December 31, 1997 and working capital of $32,017,000 at December 31, 1998 as compared to $61,354,000 at December 31, 1997. Most of the decrease in cash and working capital positions resulted from the cash used in the operations of the Company of approximately $25,000,000.

     Cash used in operating activities increased approximately $8,100,000 or 48% over the cash used in operating activities in the year ended December 31, 1997 due principally to the inclusion of Nexell and the step up of Nexell operations offset by the curtailment of operations in Innovir, VGI and VIMRX development programs.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash and cash equivalents is sufficient to fund its operations for over one and one-half years, assuming no capital infusions are received. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Year 2000 Issues

     The Company is aware of and has addressed many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

     The Company has reviewed its own computer, communication, software and operating systems and is satisfied they are Year 2000 compliant. Furthermore, the Company has taken proactive measures to ensure the systems are Year 2000 compliant by upgrading all server and workstation operating systems. All system servers and workstations' BIOS have been reprogrammed and are Year 2000 compliant (the BIOS are responsible for starting the computer by providing a basic set of instructions. It performs all the tasks which need to be done at start-up time).

     The Company has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. The Company has tested the accounting systems with the Year 2000 date and feels confident they are compliant.

     The Company will plan system-wide testing in the first and second quarters of 1999. Any system failures will be addressed at that time. The Company feels its Year 2000 risks are minimal. The Company has spent approximately $750,000 to upgrade its systems which brought the Company into Year 2000 readiness.

     The Company will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to the Company, are Year 2000 compliant.

     Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issue, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.

New Accounting Pronouncements

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("Statement 98-1"). Once the capitalization criteria of Statement 98-1 have been met, external directs costs of materials and services consumed in developing or obtaining internal-use computer software; payroll and payroll-related costs for employees who are directly associated with and who devote time to the internal-use computer software project (to the extent of the time spent directly on the project); and interest costs incurred when developing computer software for internal use should be capitalized. Training costs and data conversion costs, should be expensed as incurred. Statement 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Adoption of this standard is not expected to have a material impact on the Company's earning or financial position.

     In April 1998, the Accounting Standards Executive Committee issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities (the "Statement").The Statement requires costs of start-up activities, including organizational costs, to be expensed as incurred. Start-up activities are defined as those one-time activities related to opening a new facility, introducing a new product or service, conducting businesses in a new territory, conducting business with a new process in an existing facility, or commencing a new operation. The Statement is effective for fiscal years beginning after December 15, 1998. The adoption of this Standard is not expected to have a material impact on the Company's earning or financial position.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No.133, Accounting for Derivative Instruments and Hedging Activities ("Statement133"). Statement 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Statement 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure the instrument at fair value. The accounting changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This Statement is effective for all fiscal quarters beginning after June 15, 1999. The Company intends to adopt this accounting standard as required. The adoption of this standard is not expected to have a material impact on the Company's earnings or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company maintains excess cash in a mutual fund, the "BlackRock Low Duration Bond Portfolio", (the fund) which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy.

     Two of the main risk disclosed by the fund are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of bonds such as those held by the fund. Credit risk refers the possibility that the issues of the bond will not be able to make principal and interest payments.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

     Changes in Registrant's Certifying Accountant

     Prior to fiscal year 1997, the independent auditors of the Company were Richard A. Eisner & Company, LLP, who have been replaced upon recommendation of the Audit Committee effective May 15, 1997. At no time did any report on the financial statements of the Company by Richard A. Eisner & Company, LLP contain an adverse opinion or a disclaimer of opinion, or a qualification or modification as to uncertainty, audit scope or accounting principles. The decision to change accountants was occasioned by the developments in 1996 and early 1997, and not by any disagreement or advice given on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In particular, in light of the Company's acquisition of a controlling interest in Innovir Laboratories Inc., the Audit Committee concluded in 1997 that it would be most efficient and in the best interests of both Innovir and the Company for the same auditors to audit both companies. The Company solicited proposals from four auditing firms, including Richard A. Eisner & Company, LLP. KPMG LLP was chosen as a result of this process, and was engaged by the Company as its principal auditors on May 15, 1997.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant.

      The directors and executive officers of VIMRX are as follows:

Name                                 Age                        Position
----                                 ---                        --------
Richard L. Dunning                    53        President and Chief Executive Officer
L. William McIntosh                   53        President and Chief Executive Officer, Nexell
                                                Therapeutics, Inc.
David A. Jackson, Ph.D.               56        Executive Vice President and Chief Scientific
                                                Officer
Francis M. O'Connell                  53        Vice President, Finance and Controller
Alfonso J. Tobia, Ph.D.               56        Vice President, Research and Development
Donald G. Drapkin                     51        Director (1)
Laurence D. Fink                      49        Director (2)
Linda G. Robinson                     46        Director (2)
Eric A. Rose, M.D.                    48        Director (1)
Lindsay A. Rosenwald, M.D.            43        Director (1)
Michael Weiner, M.D.                  52        Director (2)
Victor  W. Schmitt                    50        Director (3)

___________________________

(1)  Member of Compensation Committee.
(2)  Member of Audit Committee.
(3) Mr. Schmitt was elected to the Board of Directors pursuant to a provision of the Asset Purchase Agreement, dated December 17, 1997, with Baxter, pursuant to which the Company agreed to nominate and recommend to the stockholders of the Company until such time as Baxter shall cease to own at least 3% of the issued and outstanding capital stock of VIMRX, the election to the Board of a designee of Baxter in future Stockholder meetings at which directors are elected.

     RICHARD L. DUNNING has been President and Chief Executive Officer of the Company since April 1996. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Life Sciences) from 1991. Mr. Dunning also serves as a director of the following corporations which file reports pursuant to the Exchange Act: Epoch Pharmaceuticals, Inc. and Endorex Corp.

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

     DAVID A. JACKSON, Ph.D., has served as Executive Vice President and Chief Scientific Officer of VIMRX Pharmaceuticals Inc. since September 1996. Prior to joining VIMRX, Dr. Jackson was with DuPont Merck Pharmaceutical Company (now DuPont Life Sciences) since 1991, most recently serving as Senior Director, Cancer, Virology and Molecular Biology Research.

     FRANCIS M. O'CONNELL, CPA, has served as Chief Financial Officer of the Company from February 1995, to May, 1997; he has served as Vice President-Finance of the Company since May, 1997 and as the Chief Financial Officer of Innovir since February, 1997. Prior to joining the Company, Mr. O'Connell was Director of Litigation Support in the New York office of J.H. Cohn & Company, a CPA firm, from June 1994 to February 1995, and was Vice-President of Hickok Associates Inc., a financial consulting company, from March 1992 to June 1994, and for 17 years prior thereto, was a partner with KPMG Peat Marwick (formerly KMG Main Hurdman).

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

     DONALD G. DRAPKIN was elected Chairman of the Board of Directors in March 1996 and has served as a director of the Company since November 17, 1995. Mr. Drapkin has been a director and Vice Chairman of MacAndrews & Forbes Holdings Inc. and various of its affiliates since 1997 and was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom in New York City for more than five years prior thereto. Mr. Drapkin also serves as a director of the following corporations which file reports pursuant to the Securities Exchange Act of 1934:
Algos Pharmaceutical Corporation, Anthracite Capital, Inc., BlackRock Asset Investors, Cardio Technologies, Inc., The Molson Companies Limited, Playboy Enterprises, Inc., Revlon, Inc., Revlon Consumer Products Corporation and Weider Nutrition International, Inc.

     LAURENCE D. FINK was elected a director of the Company in June 1996. Mr. Fink has been Chairman and Chief Executive Officer and Director of BlackRock Financial Management (investment advisor) since 1988. Mr. Fink is a director of Innovir Laboratories, Inc. and of the closed end funds for which BlackRock serves as investment advisor.

     LINDA G. ROBINSON was elected a director of the Company in June 1996. Ms. Robinson has been Chairman, and Chief Executive Officer of Robinson Lerer & Montgomery, LLC, a strategic communications consulting firm that serves major corporations in the United States and abroad, since May 1996. For more than five years prior to that she was Chairman and Chief Executive Officer of Robinson Lerer Sawyer Miller Group, or its predecessors. Ms. Robinson is a director of the following corporation which files reports pursuant to the Exchange Act: Revlon, Inc.

     ERIC A. ROSE, M.D. was elected a director of the Company in November 1995. Dr. Rose is Surgeon-In-Chief at Columbia Presbyterian Medical Center in New York, a position he has held since August 1994. Dr. Rose is a past president of the International Society for Heart and Lung Transplantation.

     LINDSAY A. ROSENWALD, M.D. is an investment banker, venture capitalist and investment manager. Dr. Rosenwald is the co-founder of and has served as the Chairman of the board of directors of Paramount Capital, Inc., an NASD member broker dealer, since 1992, Paramount Capital Investments, LLC a merchant and investment bank, since 1995, and Paramount Capital Asset Management, Inc., since June 1994, Paramount Capital Asset Management, Inc. serves as the general partner of the Aries Domestic Fund, L.P. and the investment manager of The Aries Master Fund, a Cayman Island exempted company, each of which is a fund that specializes in the biotechnology sector. Dr. Rosenwald serves as a member of the Board of Directors of Interneuron Pharmaceuticals, Inc. BioCryst Pharmaceuticals, Inc., Sparta Pharmaceuticals, Inc. and Neose Technologies, Inc, each a publicly traded company. Dr. Rosenwald is also the President of the Rosenwald Foundation, a charitable foundation based in New York which assists outstanding scientists in their continued research and development in order to further the advancement of biotechnology. Dr. Rosenwald received his medical doctorate from Temple University School of Medicine and his bachelor of science degree in finance from Pennsylvania State University.

     VICTOR W. SCHMITT was elected a director of the Company in January 1998. Mr. Schmitt has been President, Venture Management, Baxter Healthcare Corporation since 1994. Prior to this position, he held the operating position of President, Baxter Biotech Europe. Mr. Schmitt joined Baxter from a 16- year career with the American Red Cross Blood Services where he held positions in marketing and operations. Mr. Schmitt holds a B.S. from the University of Virginia and an M.B.A. from the University of Maryland. He serves on the Board of Directors of a number of development-stage biotech companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their holdings and transactions in the Common Stock with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the last fiscal year, the Company believes that the Reporting Persons timely complied with all applicable Section 16 filing requirements, except that Dr. Lindsay A. Rosenwald was delinquent in reporting the exercise, on August 3, 1998, of certain options to purchase Common Stock.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation Summary

Summary Compensation Table

     The following table sets forth a summary of the compensation for each of the three years ended December 31, 1998 earned by the Company's principal executive officer and by each executive officer whose compensation exceeded $100,000 during 1998:



                                                                                        Long-Term
                                                                                       Compensation
                                           Annual Compensation                           Awards
        Name and              ----------------------------------------------             ------                Other
   Principal Position           Year          Salary                Bonus (1)             Options (2)        Compensation
   ------------------           ----          ------                -----                 -------            ------------
Richard L. Dunning              1998         $250,000                     --              200,000           $ 8,950 (3)(4)
  President and Chief           1997         $200,000               $120,000                   --           $ 9,090 (3)(4)
  Executive Officer             1996         $134,000               $135,000              800,000           $ 4,500

David A. Jackson,  Ph.D.        1998         $200,000                     --              135,000           $ 5,000
  Vice President,               1997         $175,000               $100,000                   --           $ 3,938
  Research &                    1996         $ 48,000               $110,000              500,000                --
  Development, Chief
   Scientific Officer

L. William McIntosh             1998         $216,000               $ 11,000              525,000           $10,614 (3)(5)
  President and Chief           1997         $ 99,000               $115,000              400,000 (6)            --
  Executive Officer,
  Nexell Therapeutics,
  Inc.

Francis M. O'Connell            1998         $146,000                     --               25,000           $ 4,363 (3)
  Vice President-Finance        1997         $139,000               $ 35,000                   --           $ 3,128 (3)
   and Controller               1996         $124,000               $ 45,000                   --                --

Alfonso J. Tobia, Ph.D.         1998         $156,000                     --                   --           $ 4,665 (3)
  Executive Vice                1997         $150,000               $ 35,000                   --           $ 3,375 (3)
  President                     1996         $147,000               $ 55,000                   --                --

________________
  (1) Bonus amounts are shown for the year in which earned and, except for signing bonuses ($40,000 to each of Mr. Dunning and Dr. Jackson in 1996 and to Mr. McIntosh for 1997) were paid in the following year.

  (2) Number of shares of Common Stock purchasable. See Option Grant Table below for exercise prices and expiration dates.

  (3) Includes Company's matching contribution to the named executive's account in the Company's 401(k) retirement plan.

  (4) Amounts shown for 1998 and 1997, respectively, include reimbursement of personal medical and health care insurance in the amount of $6,000.

  (5) Amount shown includes reimbursement of relocation expenses.

  (6) Options to purchase 190,000 of such shares were cancelled in connection with the executive's appointment as President and Chief Executive Officer of Nexell. See "Executive Compensation, Compensation Summary, Option Repricing."

Option Grant Table

     The following table sets forth certain information concerning options granted in 1998 to the individuals named in the Summary Compensation Table:

                               Number of                                                             Potential Realizable
                                 Shares            % of Total                                           Value at Assumed
                               Underlying           Options       Exercise                        Annual Rates of Stock Price
                                 Options           Granted to       Price        Expiration               Appreciation
        Name                     Granted           Employees      Per Share         Date                For Option Term
        ----                     -------           ---------      ---------         ----                ---------------
                                                                                                      @5%                @10%
                                                                                                   --------            --------
Richard L.   Dunning              200,000             5.3%          $1.630         1/15/08         $205,019            $519,560

David A.   Jackson, Ph.D.         135,000             3.6%          $1.630         1/15/08         $138,388            $350,703

L. William  McIntosh               90,000             2.4%          $1.630         1/15/08         $ 92,259            $230,802
                                  375,000 (1)         9.9%          $1.670          1/1/08         $393,845            $998,081
                                   60,000 (1)         1.6%          $0.001          1/1/08         $163,155            $259,832

Francis M. O'Connell               25,000             0.7%          $1.630         1/15/08         $ 25,627            $ 64,945

____________________
(1) Granted in connection with the executive's appointment as President and Chief Executive Officer of Nexell; concurrently, options to purchase 190,000 shares granted in 1997 were cancelled. See "Executive Compensation, Compensation Summary, Option Repricing."


Option Exercises and Value Table

    The following table sets forth certain information concerning options exercised during 1998, and the number of unexercised options as at December 31, 1998 held by the individuals named in the Summary Compensation Table:

                                                                        Number of Unexercised
                                Shares                                  Options at December 31,       Value of Unexercised
                              Acquired on          Value                1998 Exercisable (E) /       In-the-Money Options at
Name                           Exercise          Realized(1)              Unexercisable (U)           December  31, 1998(1)
----                           --------          -----------              -----------------           ---------------------
Richard L. Dunning                  --                --                      492,677 (U)                       --
                                    --                --                      507,323 (E)                       --

David A. Jackson                    --                --                      422,925 (U)                       --
                                    --                --                      212,075 (E)                       --

L. William McIntosh                 --                --                      622,500 (U)                       --
                                    --                --                       52,500 (E)                       --
                                    --                --                       60,000 (U)                    $65,580

Francis M. O'Connell                --                --                       50,000 (U)                    $16,500
                                    --                --                       75,000 (E)                    $49,500

Alfonso J. Tobia, Ph.D.             --                --                      150,000 (E)                    $60,563

_______________
(1) Based upon the $1.094 closing sale price of the Common Stock on The Nasdaq Stock Market on December 31, 1998.

Option Repricing

     In connection with his employment as Senior Vice President, Business Development and Finance, and Chief Financial Officer in 1997, Mr. McIntosh was granted non-incentive options to purchase 238,000 shares of Common Stock at $1.906 per share, the per share market value on May 1, 1997, the date he accepted the Company's offer of employment, and incentive options to purchase 162,000 shares at $2.469 per share, the per share market value on May 19, 1997, the date he commenced employment. In January 1998 Mr. McIntosh was granted additional non-incentive options to purchase 90,000 shares at $1.625 per share, the per share market value on the date of grant. As a result of such grants, Mr. McIntosh held options to purchase an aggregate of 490,000 shares of Common Stock at a weighted average exercise price of $ 2.04 per share.

     In May 1998, upon Mr. McIntosh's appointment as President and Chief Executive Officer of Nexell (see "Employment Arrangements," below), his option package was restructured. Mr. McIntosh was awarded non-incentive options to purchase (i) 125,000 shares of Nexell's common stock at $5.00 per share (which will automatically convert into non-incentive options to purchase 375,000 shares of the Company's Common Stock at $1.67 per share upon consummation of the Company's acquisition of Baxter's minority interest in Nexell), and (ii) 60,000 shares of the Company's Common Stock at $.001 per share. Concurrently, Mr. McIntosh was required to cancel outstanding options to purchase an aggregate of 190,000 shares of the Company's Common Stock. As a result of the restructuring and after giving effect to the automatic conversion of his options to purchase Nexell's common stock (assuming consummation of the Company's acquisition of Baxter's minority interest in Nexell), Mr. McIntosh would hold options to purchase an aggregate of 735,000 shares of the Company's Common Stock at an average exercise price of $1.59 per share. At the time of the restructuring, the price of the Company's Common Stock was $1.34 per share.

     The following table sets forth certain information concerning the repricing of Mr. McIntosh's options:

                                             Number of
                                             Shares             Market            Exercise                      Length of Original
                                            Underlying         Price at           Price at           New             Option
                           Date              Options           Time of             Time of        Exercise       Term Remaining
      Name               Repriced            Repriced          Repricing          Repricing         Price     at Date of Repricing
      ----               --------            --------          ---------          ---------         -----     --------------------
L. William  McIntosh      5/28/98              60,000            $1.344            $2.469         $0.001            9 years
                          5/28/98             102,000            $1.344            $2.469         $1.667            9 years
                          5/28/98              28,000            $1.344            $1.906         $1.667            9 years

Employment Arrangements
-----------------------

     Mr. Dunning serves as President and Chief Executive Officer of the Company under a restated employment agreement which provides for a base annual salary of $200,000 and an annual cash bonus based on performance criteria. Mr. Dunning is entitled to four weeks' vacation and to participate in the Company's employee benefit programs. Mr. Dunning's employment may be terminated for cause, or without cause upon 60 days' notice. In the event Mr. Dunning's employment is terminated by the Company without cause, or he terminates his employment following certain actions by the Company (such as a material reduction in Mr. Dunning's duties or a relocation of the Company's principal executive offices), Mr. Dunning would be entitled to a severance payment equal to six months of his base salary, payable in monthly installments. The agreement contains non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Mr. Dunning for the Company's benefit.

     On March 1, 1998 Mr. L. William McIntosh, then Senior Vice President, Business Development and Finance and Chief Financial Officer of the Company, was named the President and CEO of the Company's majority-owned subsidiary, Nexell. In light of his new position, Mr. McIntosh, the Company and Nexell renegotiated Mr. McIntosh's employment arrangement effective as of March 1,

1998. The renegotiated agreement provides for a base annual salary of $225,000, an annual cash bonus based on performance criteria, targeted to be at least 25% of Mr. McIntosh's base compensation, a $25,000 signing bonus and reimbursement of relocation expenses. Mr. McIntosh is entitled to four weeks' vacation and to participate in Nexell's employee benefit programs. Mr. McIntosh's renegotiated employment contract may be terminated by Nexell for cause, or without cause upon 60 days' notice. In the event Mr. McIntosh's employment is terminated by Nexell without cause, or in the event Mr. McIntosh terminates his employment following certain actions by Nexell (such as a material reduction in his duties), Mr. McIntosh would be entitled to a severance payment equal to twelve months of his base salary, payable in monthly installments. The agreement contains non-competition and confidentiality provisions, and provides that Nexell may obtain "key man" life insurance on the life of Mr. McIntosh for Nexell's benefit. See "Summary Compensation Option Repricing," above.

     Dr. Jackson serves as Vice President - Research and Development and Chief Scientific Officer of the Company under an employment agreement which provides for a base annual salary of $175,000 and an annual cash bonus based on performance criteria. Dr. Jackson is entitled to four weeks' vacation and to participate in the Company's employee benefit programs. Dr. Jackson's employment may be terminated for cause, or without cause upon 60 days' notice. In the event Dr. Jackson's employment is terminated by the Company without cause, or in the event Dr. Jackson terminates his employment following certain actions by the Company (such as a material reduction in his duties or a relocation of the Company's principal executive offices), Dr. Jackson would be entitled to a severance payment equal to twelve months of his base salary, payable in monthly installments. The agreement contains non-competition and confidentiality provisions, and provides that the Company may obtain "key man" life insurance on the life of Dr. Jackson for the Company's benefit.

     Dr. Tobia serves as Senior Vice President of the Company under an employment agreement which provides for a base annual salary of $150,000 and eligibility for a discretionary bonus up to $25,000. Dr. Tobia is eligible to participate in the Company's benefit programs, which currently include a medical program, dental insurance and group life insurance.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of March 17, 1999, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock, together with their respective addresses, (ii) each director and nominee for election as a director, (iii) each executive officer named in the Summary Compensation Table in "Item 11. Executive Compensation," and (iv) all executive officers and directors as a group:

                                                                     Shares                Percent
Name                                                            Beneficially Owned      of  Outstanding
----                                                            ------------------      ---------------
       Richard L. Dunning                                        834,404  (1)(2)              1.2%

       Francis M. O'Connell                                      120,753  (1)(3)                *

       Alfonso J. Tobia, Ph.D.                                   154,828  (1)(4)                *

       David A. Jackson, Ph.D.                                   251,460  (1)(4)                *

       L. William McIntosh                                       247,590  (1)(5)                *

       Donald G. Drapkin                                         887,500  (6)(7)              1.3%

       Laurence D. Fink                                          550,000  (6)(8)                *

       Linda G. Robinson                                         250,000  (6)(9)                *

                                                                     Shares                Percent
Name                                                            Beneficially Owned      of  Outstanding
----                                                            ------------------      ---------------
Eric A. Rose, M.D.                                               959,900  (6)(10)             1.4%

Lindsay A. Rosenwald, M.D.                                     5,152,655  (6)(11)             7.3%

Victor W. Schmitt                                                      0                        0

Michael Weiner, M.D.                                              62,410  (6)                   *

Paramount Capital Asset Management, Inc.                       4,204,999  (12)                6.0%
787 Seventh Avenue, New York, NY 10019

Baxter Healthcare Corporation                                 11,000,000                     15.7%
One Baxter Parkway, Deerfield, IL  60015

All directors and executive officers as a group (12            9,471,500  (13)               12.8%
persons)

____________________
*  Less than one percent.

    (1) Includes shares held by the Company's 401(k) retirement plan for the benefit of the officer.

    (2) Includes currently exercisable options to purchase 827,650 shares owned by Mr. Dunning, 2,095 shares owned by a daughter of Mr. Dunning, and 500 shares owned by each of Mr. Dunning's spouse, son and another daughter, respectively. Mr. Dunning disclaims beneficial ownership of the shares held by his spouse, son and daughters.

    (3)  Includes currently exercisable options to purchase 106,250 shares.

    (4)  Consists of currently exercisable options.

    (5) Consists of currently exercisable options, assuming consummation of the acquisition of Baxter's minority interest in Nexell. See "Executive Compensation, Compensation Summary, Option Repricing".

    (6) Includes 100,000 vested restricted shares held by Mr. Drapkin and 50,000 vested restricted shares held by each of Mr. Fink, Ms. Robinson, Dr. Rose, Dr. Rosenwald and Dr. Weiner.

    (7)  Includes currently exercisable options to purchase 687,500 shares.

    (8) Includes warrants to purchase 133,333 shares owned directly by Mr. Fink and 66,666 shares and warrants to purchase 33,333 shares owned by a family trust for the benefit of Mr. Fink's children. Mr. Fink disclaims beneficial ownership of the shares and warrants held by the family trust.

    (9)  Includes warrants to purchase 66,666 shares.

    (10) Includes currently exercisable options to purchase 587,500 shares.

    (11) Includes 4,204,999 shares beneficially owned by Paramount Capital Asset Management, Inc. ("PCAM", see note (12) below), of which Dr. Rosenwald is Chairman and the sole shareholder. Dr. Rosenwald disclaims beneficial ownership of such shares except to the extent of his pecuniary interest, if any.

    (12) Information is from a Form 4 dated November 6, 1998 filed by Dr. Rosenwald reporting the open market purchase of 155,000 shares of Common Stock by The Aries Master Fund, a Cayman Islands exempted company, (the "Fund") and the general partner of Aries Domestic Fund, L.P. (the "Partnership"), and confirming (i) the ownership of 2,614,700 shares and warrants to purchase 225,000 shares by the Fund and of 1,206,966 shares and warrants to purchase 158,333 shares by the Partnership, and (ii) the status of PCAM as the general partner of the Partnership and the investment manager of the Fund, with shared power to vote and dispose of the securities owned by the partnership and the Fund. PCAM and Dr.

         Rosenwald disclaim beneficial ownership of the securities owned by the Fund and the Partnership, except to the extent of their respective pecuniary interest, if any.

    (13) See notes (1) - (12).

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In March 1997 the Company entered into a research agreement relating to the discovery, mapping, sequencing and validation of disease-related genes with Columbia University. The agreement provided for VIMRX Genomics, Inc. ("VGI") d/b/a Ventiv BioGroup, a majority-owned subsidiary of the Company, to provide $30 million in funding to the Columbia Genome Center over a 5-year period and for VGI to receive an exclusive license to develop, manufacture, use, sell or market products resulting from any invention, research information and biological materials developed by the Center and funded under the agreement.
VGI sought technology collaborations with pharmaceutical and/or diagnostic companies and solicited equity investments in VGI from potential technology partners and other investors, but was unable to consummate any such transactions on reasonable terms. As a result, VGI attempted to restructure its relationship with Columbia but was unable to agree on the terms of a restructuring. On November 11, 1998 the Company and Columbia entered into a Termination Agreement pursuant to which all further obligations of the Company and VGI to Columbia under the March 1997 research agreement and under the Blood Factor IXai Research Agreement dated March 28, 1997 between Columbia and the Company were terminated, and all claims related thereto released, in consideration of the payment of $900,000 by the Company to Columbia. The Termination Agreement also provided for termination of the licenses granted to VGI and the Company pursuant to the research agreement and the Factor IX agreement and the return to Columbia of all intellectual property delivered to, or developed by, the Company or VGI pursuant to those licenses. Eric A. Rose, M.D., a director of the Company, is a Surgeon-In-Chief at Columbia Presbyterian Medical Center in New York, an affiliate of Columbia, and has served as Chairman of the Department of Surgery at the College of Physicians and Surgeons of Columbia since 1994 and as a Director of the Division of Cardiothoracic Surgery of the Department since 1990. Michael Weiner, M.D., a director of the Company, is the Hettinger Professor of Clinical Pediatrics at Columbia's College of Physicians and Surgeons, Director of Pediatric Oncology, and is an attending physician at Columbia Presbyterian Medical Center.

     On December 24, 1998, the Company purchased an aggregate of 2,500,000 shares of Innovir Laboratories, Inc. Common Stock from the Aries Funds for one cent per share, or a total purchase price of $25,000. Lindsay A. Rosenwald, M.D., a director of the Company, serves as President and is the sole shareholder of the investment manager of the Aries Trust, and serves as President and is the sole shareholder of the general partner of the Aries Limited Partnership.

     In March 1999 the Company terminated its 1996 Non-Employee Director Stock Award Plan under which, in June 1996, it had issued restricted shares of Common Stock to all non-employee directors, other than Mr. Victor W. Schmitt. The restricted shares vested cumulatively at the rate of 25% per year and were subject to a non-lapsing right of first refusal to the Company to repurchase the shares at market value, minus $4.25, in the event the director desired to transfer the shares. In April 1999 the Company will change the terms of the restricted shares by vesting the 50,000 unvested restricted shares held by Mr. Drapkin and the 25,000 unvested restricted shares held by each of Messrs. Fink, Rose, Rosenwald and Weiner and Ms. Robinson and eliminating the Company's right of first refusal.

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

     3.  Exhibits.


Exhibit
Number       Description
------       -----------
2.4          Copy of Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and
             Nexell (1)

2.5          Copy of Acquisition Agreement dated February 18, 1999, by and among
             Baxter, the Company and Nexell.

3.1(a)       Copy of the Company's Amended and Restated Certificate of
             Incorporation dated July 10, 1990. (2)

3.1(b)       Copy of the Certificate of Amendment of Amended and Restated
             Certificate of Incorporation of the Company dated June 12, 1993.
             (2)

3.1(c)       Copy of the Certificate of Amendment of Amended and Restated
             Certificate of Incorporation of the Company dated June 20, 1996.
             (2)

3.1(d)       Copy of the Certificate of Change of Registered Agent and
             Registered office of the Company dated March 10, 1997. (2)

3.1(e) Copy of the Certificate of Amendment of the Certificate of Incorporation of the Company dated December 16, 1997. (3)

3.2          Copy of the Company's By-Laws, dated March 27, 1995. (2)

4.4 Copy of Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company. (4)

4.5 Copy of the Certificate of Amendment of the Certificate of Incorporation of the Company dated December 16, 1997 creating the Class A Preferred Stock (described in Exhibit 3.1(e) above).

10.3         Copy of the Company's Amended and Restated 1990 Incentive and Non-
             Incentive Stock Option Plan, as amended through February 27, 1997.
             (4)

10.9 Copy of Employment letter agreement dated June 21, 1994 between the Company and Alfonso J. Tobia.* (5)

10.11        Copy of the Company's 1995 Outside Directors Stock Option Plan.*
             (6)

10.12 Copy of letter agreement dated August 7, 1995 between the Company and Lindsay A. Rosenwald, M.D. (6)

10.13        Copy of Stock Option Agreement dated August 7, 1995 between
             Registrant and Lindsay A. Rosenwald, M.D. (6)

10.14        Copy of Consulting and Stock Option Agreement dated November 17,
             1995 between the Company and Eric A. Rose, M.D. (6)



Exhibit
Number       Description
------       -----------
10.15        Copy of Stock Option Agreement dated November 17, 1995 between the
             Company and Donald G. Drapkin. (6)

10.16        Copy of the Company's 1996 Non-Employee Director Restricted Stock
             Award Plan.* (6)

10.18        Copy of Research Agreement dated as of March 7, 1997 among the
             Company, The Trustees of Columbia University in the City of New
             York and VIMRX Genomics, Inc. (7)

10.19        Copy of the Company's 1997 Incentive and Non-Incentive Stock Option
             Plan, together with forms of stock option agreements.*(4)

10.19(a) Resolutions of the Board of Directors and Stockholders authorizing an increase in the number of shares issuable under the Company's
             1997 Incentive and Non-Incentive Stock Option Plan.

10.20        Copy of Employment Agreement dated October 30, 1996 between the
             Registrant and Richard L. Dunning. (4)*

10.21        Copy of Employment Agreement dated August 26, 1996 between the
             Registrant and David A. Jackson, Ph.D. (4) *

10.22        Copy of Factor IX Research Agreement dated March 28, 1997 between
             Registrant and the Trustees of Columbia University in the City of New York. (8)

10.24 Copy of Employment Agreement dated May 19, 1997 between the Company and L. William McIntosh (9) *

10.24(a)     Copy of Letter Agreement dated May 28, 1998 between Nexell and L.
             William McIntosh. *

10.24(b)     Copy of Letter Agreement dated May 28, 1998 between the Company and
             L. William McIntosh.*

10.25        Hardware and Disposables Manufacturing Agreement between Nexell
             Baxter, dated as of December 17, 1997. (10)

10.26        Antibody Manufacturing and Storage Agreement between Nexell and
             Baxter, dated as of December 17, 1997. (11)

10.27        Hardware and Disposables Supply Agreement between Nexell and
             Baxter, dated as of December 17, 1997. (12)

10.28        Marketing, Sale and Distribution Agreement between Nexell and
             Baxter, dated as of December 17, 1997. (13)

10.29 Non-Competition and Confidentiality Agreement between the Company and Baxter, dated as of December 17, 1997. (14)

10.30        Sublicense (Chiron) between Nexell and Baxter, dated as of December
             17, 1997. (15)

10.31        Sublicense (Dorken) between Nexell and Baxter, dated as of December
             17, 1997. (16)

10.32 Sublicense (First Becton-Dickinson) between Nexell and Baxter, dated as of December 17, 1997. (17)

10.33 Sublicense (Second Becton-Dickinson) between Nexell and Baxter, dated as of December 17, 1997. (18)


Exhibit
Number     Description
------     -----------
10.34      Warrant, dated December 31, 1997, issued by Innovir to VIMRX. (2)

10.35 Agreement, dated December 31, 1997, between VIMRX and Innovir relating to future equity purchases. (2)

10.36 Employment Agreement, effective as of October 1, 1997, by and between Innovir, Thomas R. Sharpe and the Company. (19)

10.37      Termination Agreement dated November 11, 1998 between the Company,
           VGI and Columbia. (20)

10.38      Asset Purchase Agreement, dated October 28, 1998, between CellPro, Incorporated and Nexell.

16         Letter of Richard A. Eisner & Co., LLP (21)

21         List of Subsidiaries. (2)

23(a)      Consent of KPMG, LLP

23(b)      Consent of Richard A. Eisner & Co., LLP

__________

  * Denotes management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K.

(1) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(2) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (Commission File No. 0-19153) and incorporated herein by reference thereto.

(3) Filed as Exhibit 3.1 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(4) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (Commission File No. 0-19153) and incorporated herein by reference thereto.

(5) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 (Commission File No. 0-19153) and incorporated herein by reference.

(6) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (Commission File No. 0-19153) and incorporated herein by reference.

(7) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed March 21, 1997 and incorporated herein by reference thereto.

(8) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 (Commission File No. 0-19153) and incorporated herein by reference.

(9) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q (Commission File No. 0-19153) filed November 14, 1997 and incorporated herein by reference thereto.

(10) Filed as Exhibit number 10.1 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(11) Filed as Exhibit number 10.2 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(12) Filed as Exhibit number 10.3 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(13) Filed as Exhibit number 10.4 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(14) Filed as Exhibit number 10.5 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(15) Filed as Exhibit number 10.6 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(16) Filed as Exhibit number 10.7 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(17) Filed as Exhibit number 10.8 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(18) Filed as Exhibit number 10.9 to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed January 2, 1998 and incorporated herein by reference thereto.

(19) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (Commission File No. 0-19153) filed August 14, 1998 and incorporated herein by reference thereto.

(20) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 (Commission File No. 0-19153) filed November 13, 1998 and incorporated herein by reference thereto.

(21) Filed as the same number Exhibit to the Company's Current Report on Form 8-K (Commission File No. 0-19153) filed May 21, 1997 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     On January 3, 1998, the Company filed a current report on Form 8-K announcing the acquisition of the assets of the Immunology Division of the Biotech Business Group of Baxter Healthcare Corporation.

                  VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES
                              Index to Financials

Consolidated Financial Statements

Independent Auditor's Report                                           F-2

Independent Auditor's Report                                           F-3

Consolidated Balance Sheets at December 31, 1998 and 1997              F-4

Consolidated Statements of Operations for the years ended
December 31, 1998, 1997 and 1996                                       F-5

Consolidated Statements of Changes in Shareholders' Equity
for the years ended December 31, 1998, 1997 and 1996                   F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1998, 1997 and 1996.                                      F-7

Notes to Consolidated Financial Statements                     F-8 to F-26

                          Independent Auditors Report

The Board of Directors and Shareholders
VIMRX Pharmaceuticals Inc:

We have audited the accompanying consolidated balance sheets of VIMRX Pharmaceuticals Inc. and subsidiaries ("VIMRX"), as of December 31, 1998 and 1997, and the related statements of operations changes in shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The accompanying financial statements of VIMRX as of and for the year ended December 31, 1996 were audited by other auditors whose report thereon dated March 14, 1997, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 1998 and 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of VIMRX as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

KPMG LLP

Philadelphia, Pennsylvania
March 26, 1999

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
VIMRx Pharmaceuticals Inc.
Wilmington, Delaware


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows for the year ended December 31, 1996 of VIMRx Pharmaceuticals Inc. and subsidiaries. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the financial statements of VIMRx Pharmaceuticals Inc. and subsidiaries enumerated above present fairly. In all material respects, the consolidated results of operations and consolidated cash flows for the year ended December 31, 1996 in conformity with generally accepted accounting principles.

Richard A. Eisner & Company, LLP
New York, New York
March 14, 1997

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Consolidated Balance Sheets
December 31, 1998 and 1997


---------------------------------------------------------------------------------------------------------------------------
                                                                                                  December 31,
                                                                                  -----------------------------------------
Assets                                                                                  1998                       1997
---------------------------------------------------------------------------------------------------------------------------
Current assets:
    Cash and cash equivalents                                                     $  33,091,000                $ 57,830,000
    Receivables from related party                                                    2,450,000                   4,235,000
    Inventory                                                                         2,389,000                   2,227,000
    Other current assets                                                                842,000                     922,000
---------------------------------------------------------------------------------------------------------------------------

Total current assets                                                                 38,772,000                  65,214,000
---------------------------------------------------------------------------------------------------------------------------

Fixed assets, net                                                                    10,942,000                  15,464,000
Intangible assets, net                                                               37,635,000                  40,773,000
Other assets                                                                            252,000                     496,000
---------------------------------------------------------------------------------------------------------------------------

Total assets                                                                      $  87,601,000                $121,947,000
---------------------------------------------------------------------------------------------------------------------------

Liabilities
---------------------------------------------------------------------------------------------------------------------------

Current liabilities:
    Accounts payable                                                              $   3,943,000                $    853,000
    Accrued expenses                                                                  2,544,000                   2,527,000
    Long-term debt current portion                                                       96,000                     130,000
    Capital leases current portion                                                      172,000                     350,000
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                             6,755,000                   3,860,000

Long-term debt                                                                       32,031,000                  30,171,000
Capital leases                                                                               --                     208,000
---------------------------------------------------------------------------------------------------------------------------

Total liabilities                                                                    38,786,000                  34,239,000
---------------------------------------------------------------------------------------------------------------------------

Minority interest in subsidiaries                                                            --                   4,161,000

Commitments and contingencies and other  matters (note 12)

Shareholders' equity:
    Class A convertible preferred stock; $.001,  par value
        150,000 shares authorized;  70,282 and 66,304 issued and
        Outstanding at December 31, 1998 and December 31, 1997                              100                         100
        (liquidation value $70,458,000 and $66,304,000)
Common stock; $.001 par value, 120,000,000 shares authorized,
        67,830,000 and 66,898,000 shares issued and outstanding at
        December 31, 1998 and December 31, 1997, respectively                            68,000                      67,000
Additional paid-in capital                                                          182,537,900                 182,538,900
Unearned compensation                                                                  (278,000)                   (449,000)
Accumulated other comprehensive income (loss)                                            20,000                     (40,000)
Accumulated deficit                                                                (133,533,000)                (98,570,000)
---------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                           48,815,000                  83,547,000
---------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                        $  87,601,000                $121,947,000
---------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


Consolidated Statement of Operations

Years Ended December 31, 1998, 1997, and 1996

                                                                                           December 31,
                                                               ------------------------------------------------------------------
                                                                      1998                      1997                    1996
---------------------------------------------------------------------------------------------------------------------------------

Revenue                                                             $ 13,443,000             $  5,002,000            $         --

Cost of goods sold                                                     8,166,000                4,630,000                      --
---------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                           5,277,000                  372,000                      --

Operating expenses:
    Research and development                                          24,427,000               14,507,000               2,950,000
    Purchased research and development (net of gain on sale
    of subsidiary of $2,889,000 in 1996)                                                       39,862,000              14,484,000
    General and administrative                                        10,221,000                7,215,000               4,300,000
    Goodwill and intangible amortization                               3,602,000                  412,000                      --
    Selling and marketing                                              3,625,000                   61,000                      --
    Restructuring Costs                                                2,625,000                       --                      --
---------------------------------------------------------------------------------------------------------------------------------

Total operating expenses                                              44,500,000               62,057,000              21,734,000
---------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                       (39,223,000)             (61,685,000)            (21,734,000)

Other (income) expenses:
    Royalty                                                             (176,000)                 150,000                 100,000
    Minority interest in net loss of consolidated subsidiaries        (4,161,000)              (3,474,000)               (116,000)
    Interest income                                                   (2,972,000)              (2,216,000)             (1,792,000)
    Interest expense                                                   2,036,000                  121,000                 329,000
    Contract settlement                                                  900,000                       --                      --
    Other, net                                                           113,000                  (67,000)               (395,000)
---------------------------------------------------------------------------------------------------------------------------------

Total other (income) expenses                                         (4,260,000)              (5,486,000)             (1,874,000)
---------------------------------------------------------------------------------------------------------------------------------

Net loss                                                             (34,963,000)             (56,199,000)            (19,860,000)

Preferred stock dividends                                             (3,988,000)                (166,000)                     --
---------------------------------------------------------------------------------------------------------------------------------

Net (loss) applicable to common stock                               $(38,951,000)            $(56,365,000)           $(19,860,000)
---------------------------------------------------------------------------------------------------------------------------------

Basic loss per share                                                      $(0.58)                  $(1.02)                 $(0.50)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding         67,284,000               55,457,000              39,399,000
---------------------------------------------------------------------------------------------------------------------------------

Diluted loss per share                                                    $(0.58)                  $(1.02)                 $(0.50)
---------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock and
    dilutive equivalent shares outstanding                            67,284,000               55,457,000              39,399,000
---------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


Consolidated Statement of Changes in Shareholders' Equity

Years Ended December 31, 1998, 1997, and 1996

                                                        Preferred Stock           Common Stock               Additional
                                                     -----------------------------------------------
                                                        Shares   Amount         Shares       Amount       paid-in capital
-------------------------------------------------------------------------------------------------------------------------

Balance - January 1, 1996                                   --         --       19,894,576   $20,000         $ 23,243,000

Exercise of warrants ($1.50 per share
    net of $712,000 expense)                                --         --       13,907,015    14,000           20,135,000
Exercise of warrants ($2.25 per share
    net of $1,275,000 expense)                              --         --       14,210,315    14,000           30,684,000
Issuance of common stock in private placement
    ($1.50 per unit net of $142,000 expense)                --         --        2,799,991     3,000            4,055,000
Issuance of warrants in connection with
    Acquisition of Ribonetics                               --         --               --        --            1,562,000
Exercise of options ($.50 - $1.16 per share)                --         --          217,990        --              195,000
Issuance of restricted stock to nonemployee
    Directors                                               --         --          400,000        --              400,000
Issuance of shares in connection with acquisition
    of Innovir ($3 per share)                               --         --        3,000,000     3,000            8,997,000
Compensatory stock options                                  --         --                         --              207,000
Total comprehensive loss                                    --         --               --        --                   --
-------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                                  --         --       54,429,887    54,000           89,478,000

Exercise of directors' options
    ($.75 - $.94 per share)                                 --         --          520,000     1,000              417,000
Issuance of common stock to
    Columbia University                                     --         --          200,000        --              700,000
Exercise of warrants ($1.50 per share)                      --         --          200,000        --              299,000
Exercise of directors' options                              --         --           12,500        --               17,000
Issuance of shares in connection with
    Acquisition of Ribonetics                               --         --          121,339        --                   --
Exercise of consultant options                              --         --           15,000        --                8,000
Issuance of shares in connection with
    Acquisition of Immunotherapy                        66,304        100       11,400,000    12,000           91,619,900
Amortization of options                                     --         --               --        --                   --
Total comprehensive loss                                    --         --               --        --                   --
-------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997                             66,304        100       66,898,726    67,000          182,538,900

Issuance of shares in connection with
    Acquisition of Immunotherapy                            --         --            4,120        --                   --
Exercise of special options                                 --         --          927,343     1,000               (1,000)
Amortization of options                                     --         --               --        --                   --
Preferred dividends                                      3,978         --               --        --                   --
Total comprehensive loss                                    --         --               --        --                   --
-------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                             70,282        100       67,830,189    68,000         $182,537,900
-------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of the consolidated financial statements.





























VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


Consolidated Statement of Changes Shareholders' Equity, Continued

Years Ended December 31, 1998, 1997, and 1996

                                                                                                  Accumulated
                                                                         Unearned                       Other
                                                                     Compensation        Comprehensive Income      Retained Deficit
------------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996                                              $(493,000)                        --          $(22,511,000)

Exercise of warrants ($1.50 per share
   net of $712,000 expense)                                                   --                         --                    --
Exercise of warrants ($2.25 per share
   net of $1,275,000 expense)                                                 --                         --                    --
Issuance of common stock in private placement
   ($1.50 per unit net of $142,000 expense)                                   --                         --
Issuance of warrants in connection with
   acquisition of Ribonetics                                                  --                         --                    --
Exercise of options ($.50 - $1.16 per share)                                  --                         --                    --
Issuance of restricted stock to non-employee directors                  (347,000)                        --                    --
Issuance of shares in connection with acquisition
   of Innovir ($3 per share)                                                  --                         --                    --
Compensatory stock options                                                40,000
Total comprehensive loss                                                      --                   (151,000)          (19,860,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                                             (800,000)                  (151,000)          (42,371,000)

Exercise of directors' options
   ($.75 - $.94 per share)                                                    --                         --                    --
Issuance of common stock to
   Columbia University                                                        --                         --                    --
Exercise of warrants ($1.50 per share)                                        --                         --                    --
Exercise of directors' options                                                --                         --                    --
Issuance of shares in connection with
   acquisition of Ribonetics                                                  --                         --                    --
Exercise of consultant options                                                --                         --                    --
Issuance of shares in connection with
   acquisition of Immunotherapy                                               --                         --                    --
Amortization of options                                                  351,000
Total comprehensive loss                                                      --                    111,000           (56,199,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997                                             (449,000)                   (40,000)          (98,570,000)

Issuance of shares in connection with
   acquisition of Immunotherapy                                               --                         --                    --
Exercise of special options                                                   --                         --                    --
Amortization of options                                                  171,000                         --                    --
Preferred dividends                                                           --                         --                    --
Total comprehensive loss                                                      --                     60,000           (34,963,000)
---------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                                            $(278,000)                 $  20,000         $(133,533,000)
---------------------------------------------------------------------------------------------------------------------------------

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES


Consolidated Statement of Cash Flows

Years Ended December 31, 1998, 1997, and 1996

                                                                                         December 31,
                                                                  ---------------------------------------------------------
                                                                      1998                 1997                  1996
---------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss)                                                         $(34,963,000)         $(56,199,000)         $(19,860,000)
Adjustments to reconcile net (loss) to net cash (used in)
     operating activities:
        Depreciation and amortization                                 6,611,000             1,232,000               155,000
        Amortization of debt discount                                                              --               198,000
        Research and development expenses to be settled
            through issuance of stock                                        --                    --              (464,000)
        (Gain) on sale of subsidiaries                                       --                    --            (2,889,000)
        Noncash compensation                                            170,000               430,000               481,000
        Purchased in process research and development                        --            39,862,000            17,374,000
        Loss from disposal of equipment                                      --                    --                12,000
        Closure of facilities and related costs                       2,265,000                    --                    --
        Deferred financing cost                                              --                    --               310,000
        Minority interest in net loss                                (4,161,000)           (3,474,000)             (116,000)
        Changes in operating assets and liabilities:
            (Increase) decrease in other current assets and other     2,114,000              (100,000)             (103,000)
             assets
            Increase (decrease) in accounts payable and
            accrued expenses                                          2,745,000             1,190,000              (265,000)
---------------------------------------------------------------------------------------------------------------------------
Net cash (used in) operating activities                             (25,219,000)          (17,059,000)           (5,167,000)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
    Net (purchases) sales of short-term investment                           --            38,300,000           (38,279,000)
    Payment for acquisition, net of cash acquired                            --                    --            (2,011,000)
    Purchase of marketable securities                                        --               214,000              (450,000)
    Purchases of equipment                                           (1,128,000)             (683,000)             (802,000)
    Proceeds from sale of equipment                                          --                    --                12,000
    Cash acquired in acquisition                                             --            28,138,000                    --
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                  (1,128,000)           65,969,000           (41,530,000)
---------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
    Proceeds from sales of preferred and common stock, net                   --                    --             4,058,000
    Proceeds from issuance of common stock in connection with
        the exercise of warrants/options                                     --               742,000            51,042,000
    Accrued interest on long-term debt                                1,956,000                    --                    --
    Repayment of capital leases                                        (386,000)             (503,000)                   --
    Repayment of bridge loans                                                --                    --            (2,000,000)
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                             1,570,000               239,000            53,100,000
---------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                  38,000                70,000               (11,000)

Net increase in cash and cash equivalents                           (24,739,000)           49,219,000             6,392,000

Cash and cash equivalents at beginning of period                     57,830,000             8,611,000             2,219,000
---------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                         $ 33,091,000          $ 57,830,000          $  8,611,000
---------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
    Cash paid for interest                                         $     79,000          $    121,000          $    124,000
---------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------
(1)  The Business

     Operations

     VIMRX Pharmaceuticals Inc. and subsidiaries ("The Company") is a biopharmaceutical company focused on identifying, evaluating, acquiring, and commercializing scientific technologies to be developed by the Company in partnership with others. The Company has an 80.5% interest in Nexell Therapeutics, Inc. ("Nexell"), the former Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"). Nexell is developing and selling products to support cell therapy for cancer and other serious diseases. The Company also owns approximately 85% of the
     capital stock of Innovir Laboratories, Inc.,    ("Innovir"). Innovir was
     engaged in the research and development of oligozymes, a new class of biopharmaceutical agents for use in identifying, characterizing, and validating pharmaceutical drug discovery targets (target validation). The company is also engaged in developing therapeutic products from synthetic hypericin, principally for the treatment of brain cancer and certain hyperproliferative skin diseases and to enhance wound healing. Prior to 1997 the Company was considered to be a development stage enterprise.

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


(2)  Summary of Significant Accounting Policies

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

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(2)  Continued

     Foreign Currency Translation

     Financial statements of foreign subsidiaries are translated into U.S. dollars using the year-end exchange rate for net assets and average exchange rates for revenue and expense accounts. Adjustments resulting from these translations are reflected directly in shareholders' equity.

     Cash and Cash Equivalents

     Cash and cash equivalents of $33.1 million and $57.8 million at December 31, 1998 and 1997, respectively, consist of money market deposits, bank deposits, commercial paper with maturity of less than three months, and a mutual fund which invests in short duration bonds. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The Company holds no collateral for these financial instruments. Cash and cash equivalents subject the Company to concentrations of credit risk.

     Investments

     At December 31, 1996 the Company had certain investments which were classified as "available-for-sale". These investments were reported at fair market value in the balance sheet, and related unrealized holding gains and losses were reported as separate component of shareholders' equity until realized.

     Inventories

     Inventories, which consist only of finished goods, are stated at the lower of cost or market.

     Fixed Assets

     Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost, unless such assets are under a capital lease in which case they are stated at the present value of the minimum lease payments. Equipment held for sale is valued at its net tangible value.

     Equipment is depreciated on a straight-line basis over its estimated useful lives which range from 3 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

     Expenditures for maintenance and repairs which do not materially extend the useful lives of the assets are charged to operations as incurred.

     Intangible Assets

     Goodwill and other intangibles arising from the 1997 acquisition of the assets of Nexell represents the excess of purchase price paid by the Company over 80.5% of the fair value of net assets tangible assets acquired (see note 3). Such amounts are being amortized over 12.5 to 15 years, with the exception of purchased research and development, which was immediately charged to the statement of operations. 1997 amortization expense related to the Nexell goodwill was not material.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(2)  Continued

     Goodwill arising from the 1996 acquisition of Innovir, represents the excess of the purchase price paid by the Company over 68% of the fair value of the net tangible assets acquired. Such amount has been amortized on a straight-line basis over the period of expected benefit of three years, with the exception of purchased research and development which was charged to the statement of operations in 1996. Amortization of the Innovir goodwill for the year ended December 31, 1998 was $307,000 and $412,000 for the year ended December 31, 1997.

     In 1998, when management determined that Innovir's operations would be shut down and the employment of the workforce would be discontinued (see Footnote 4), the remaining value of the Goodwill, $517,000, was charged to expense.

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

     Stock-based Compensation

     Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS 123"), Accounting for Stock-Based Compensation, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS 123 also allows entities to continue to apply the provisions of APB 25 and provide pro forma net income and

(2)  Continued

     pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair value based method defined in SFAS 123 had been applied. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure required by SFAS 123.

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

     Comprehensive Loss

     On January 1, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of the Company's comprehensive loss and its components in a full set of financial statements. Comprehensive loss consists of net loss and net unrealized gains (losses) on securities and is presented in the consolidated statements of changes in stockholder's equity. The Statement requires only additional disclosures in the

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(2)  Continued

     consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     Comprehensive loss is summarized below:

                                                    1998                 1997                  1996
                                                 ------------         ------------          ------------

     Net loss                                   $(34,963,000)        $(56,199,000)         $(19,860,000)
     Net unrealized gain
     (loss) in investment securities                      --              143,000              (143,000)
     Translation adjustment                           60,000              (32,000)               (8,000)
                                                ------------         ------------          ------------
     Total comprehensive loss                   $(34,903,000)        $(56,088,000)         $(20,011,000)
                                                ============         ============          ============


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


(3)  Acquisitions

     Acquisition of 80.5% of the Immunology Division of the Biotech Business Group of Baxter Healthcare Corporation

     On December 17, 1997, the Company completed its acquisition of the intellectual property and intangible assets, other than trademarks, of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"), for 11,000,000 shares of the Company's Common Stock and 66,304 shares of the Company's Class A Preferred Stock; and the transfer of such intangible assets to a newly organized subsidiary, Nexell Therapeutics, Inc. ("Nexell"), in exchange for 80.5% of Nexell's common stock. Concurrently, Nexell acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the payment to Baxter of 19.5% of Nexell's common stock and a warrant entitling Baxter to purchase an additional 6% of Nexell's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of the Subsidiary's 6.5% convertible subordinated debentures for $10,000,000 and Baxter purchased $30,000,000 principal amount of such debentures for $30,000,000. The Company's debentures eliminate on consolidation.

     VIMRX's acquisition of 80.5% of Nexell has been accounted for as a purchase and the operating results of the Company include those of Nexell for the period from December 23, 1997 (date of acquisition) to December 31, 1997. The purchase price of $93,000,000 was allocated as follows:

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(3) Continued






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

     The in-process technology acquired in the Division acquisition consisted of several significant research and development projects associated with Isolex product line. At the time of acquisition, the Division was continuing research and development to obtain marketing approval in the United States and several foreign countries. At the time of the acquisition, the Company assigned a value of $37.7 million to the in-process technology with the assistance of an independent valuation prepared at such time.

     The value was determined by estimating the costs to develop the Isolex products into commercially viable products, obtaining FDA approval in the United States and other regulatory agencies in foreign countries and discounting the net cash flows back to their present value. The resulting cash flows are based upon management's estimates of revenues, costs of sales, research and development costs, selling, general and administrative costs and income taxes from such products.

     The Company has since received an "approvable" letter in the United States for certain of the Isolex products and expects to market the products by the end of the fiscal 1999. The Company continues to perform research and development in the United States to expand the indications for such products and to obtain regulatory approval in foreign countries.

     In addition, the Company entered into a series of agreements pursuant to which Baxter will (i) perform manufacturing services; (ii) supply certain products and components; (iii) have the exclusive rights to distribute certain of the products and instruments which it sold to Nexell; (iv) provide engineering and product development services and certain transitional services for Nexell; (v) sublicense certain technology to Nexell; and (vi) comply with a non-competition and confidentiality agreement. In connection with the product development agreement, the Company may pay up to $21,000,000 to Baxter as and when certain product development and regulatory milestones are achieved. Baxter provides manufacturing services to the Company on an ongoing basis with respect to Nexell's products at cost, and marketing services are provided at a certain margin.

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

     Simultaneously with Innovir's acquisition of VHL, the Company, in exchange for $3 million and three million shares of its common stock, acquired 9.5 million shares of Innovir's common stock from the Aries Funds. In addition, the Company and the Aries Funds entered into an agreement whereby the Company obtained the right to vote 500,000 shares of Innovir's common stock held by the Aries Funds, thereby, effectively giving the Company voting control of an aggregate of 18,666,666 shares of Innovir's stock.

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

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(3)  Continued

     purchased research and development expense for the year ended December 31, 1996. The accompanying statement of operations include the operations of Innovir for the year ended December 31, 1997 and the period from December 23, 1996 to December 31, 1996.

     During the year ended December 31, 1998, the Company purchased additional shares (at market price) which increased its ownership interest to approximately 85%.

     Acquisition of Ribonetics

     During 1996 VHL acquired 100% of the outstanding capital stock of Ribonetics in consideration for approximately $1.6 million of cash and a warrant to purchase 365,000 shares of the Company's common stock at an exercise price of $.01 per share (the "Acquisition"). The Company valued the warrants at approximately $1,562,000. The Acquisition has been accounted for as a purchase and the operating results of the Company include those of Ribonetics for the years ended December 31, 1998 and 1997 and the seven months ended December 31, 1996. The total purchase price aggregated approximately $3.7 million and has been allocated to tangible assets, liabilities and purchased in-process research and development of $475,000, $289,000 and $3,528,000, respectively. The purchased research and development was immediately expensed.

     Unaudited Pro Forma Results of Operations

     The unaudited pro forma results of operations for the year ended December 31, 1997 have been prepared as if the acquisition of 80.5% of the Immunology Division discussed in (a) above, occurred on January 1, 1997. The unaudited pro forma results of operations for the year ended December 31, 1996 have been prepared as if the acquisitions of Innovir and Ribonetics above had occurred on January 1, 1996.

                                                                                  Unaudited
                                                                            Year Ended December 31,
                                                                    -------------------------------------
                                                                          1997                  1996

            Revenue                                                  $20,829,000           $ 6,420,000
            Other income                                               7,361,000             9,267,000

            Expenses                                                 $62,501,000           $61,199,000
            Cost of sales                                             17,079,000             8,948,000
                                                                     -----------           -----------

            Net loss                                                 $51,390,000           $54,460,000
                                                                     ===========           ===========

            Basic loss per share                                      $     0.93           $      1.07
            Diluted loss per share                                    $     0.93           $      1.07

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

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(4)  Restructuring Costs

     The Company has discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir has closed all operations and has discontinued research and development activities. Innovir continues to seek partners, licensees or purchasers of its technology.

     The three operating locations, Cambridge, England, Gottingen, Germany, and New York, were closed in 1998. The total number of employees terminated as a result of the restructuring was 44, all of which were terminated by December 31, 1998. Termination payments, however, will continue into 1999.

     Fixed assets of the closed facilities consisting mainly of laboratory equipment, were sold or are held for sale. Costs of $2,625,000 related to the restructuring were expensed in 1998. Related expenses in connection with the closing of the Innovir research operations consists of the following:


                                                  Restructuring                        Balance
                                                     Provision       Applied       December 31, 1998
                                                  -------------    ------------    -----------------
        Severance related                           $  711,000      $  330,000        $  381,000
        Lease termination                               80,000          80,000               ---
        Fixed asset impairment                       1,215,000       1,215,000               ---
        Goodwill                                       517,000         517,000               ---
        Other                                          102,000         102,000               ---
                                                    ----------      ----------        ----------
        Total                                        2,625,000      $2,244,000        $  381,000
                                                    ==========      ==========        ==========



 (5) Research Contracts and other Agreements

     In the normal course of business, the Company is party to various research contracts, collaborative agreements, employment agreements, and other commitments. Significant contracts and agreements are described below.

     Research Agreements with Columbia University

     In March 1997 the Company entered into an agreement (the "Agreement") with Columbia University ("Columbia") whereby the Company, through its then newly established subsidiary, VGI, would provide $30 million in funding to Columbia over the next five years in exchange for the right to exclusively license technology developed under the Agreement at Columbia. Columbia received a 10% interest in VGI (valued at $500,000), and received 200,000 shares of the Company (valued at $700,000) which collectively were allocated to purchased research and development which was immediately expensed. Through December 31, 1998, VGI paid Columbia $6.0 million in funding under the terms of the Agreement.

     In March 1997 the Company also entered into a research agreement with Columbia whereby the Company was to provide $2.7 million in funding over three years to research and develop Blood Factor IXai ("VM201"). In connection with this agreement, the Company acquired the exclusive, worldwide license to VM201 for $100,000.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(5)  Continued

     Termination Agreement with Columbia University

     In November 1998, the Company entered into a termination agreement with Columbia University whereby the above agreements and other agreements were terminated, the Company paid Columbia $900,000.

     Agreements with Baxter

     As described in note 3, the Company is party to numerous contracts with Baxter.

     Hypericin Agreement

     Pursuant to an agreement with New York University ("NYU" and YEDA Research and Development Co., Ltd. ("YEDA"), located in Israel, (NYU and YEDA, collectively, the "Licensors"), the Licensors granted the Company a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retro viruses as a therapeutic or preventive treatment for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. The agreement requires the Company to protect the Licensors and their related parties (consultants and scientists) from damages arising out of the conduct of the research project and the use or practice of the research technology, products or processes by the Company or its related parties. The Company must also maintain employer's liability insurance for all its employees engaged in work involving the research project.

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


(6)  Investments

     At December 31, 1997 and 1998, substantially all of the Company's investments were in a mutual fund which, for financial statement purposes, is considered to be a cash equivalent.

     During the year ended December 31, 1996, the Company realized a gain of approximately $272,000 on the sale of available-for-sale investments, which is included in other income.

     Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to repay obligations without repayment penalties. In 1997 all investments which were held at December 31, 1996 were liquidated, and the proceeds were reinvested in a mutual fund which is considered to be a cash equivalent.

     During 1996 the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(6)  Continued

     share, which warrants expired on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to the Innovir's subsidiary, Ribonetics. During 1996 the Company recorded a charge to operations of $350,000 representing the excess over the fair value of securities at the date of purchase. During 1997 the investment was written down to its market value of $214,000, and is included in other assets.
     Such write-down resulted in a charge of $236,000 to the 1997 statement of operations.


(7)  Supplemental Balance Sheet Information

     Fixed assets consist of the following:

                                                                         December 31,
                                                        ----------------------------------------------
                                                              1998                          1997
                                                        ----------------              ----------------
Office and laboratory equipment                              $13,013,000                  $14,199,000
Computers                                                        717,000                      358,000
Leasehold improvements                                         1,328,000                    1,858,000
                                                        ----------------              ----------------
                                                              15,058,000                   16,415,000
                                                        ----------------              ----------------

Less:  accumulated depreciation                                4,116,000                      951,000
                                                        ----------------              ----------------
Fixed assets, net                                            $10,942,000                  $15,464,000
                                                        ================              ================

     Accrued expenses consist of the following:

                                                                         December 31,
                                                        ----------------------------------------------
                                                              1998                          1997
                                                        ----------------              ----------------
Miscellaneous accrued expenses                                  $347,000                   $1,459,000
Professional fees                                                388,000                      382,000
Accrued payroll and related costs                                848,000                      686,000
Closure of facilities and related costs                          381,000                           --
Relocation                                                       441,000                           --
Royalties                                                        139,000                           --
                                                        ----------------              ----------------
                                                              $2,544,000                   $2,527,000
                                                        ================              ================

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(7)      Continued

         Intangible assets are comprised of the following:

                                                                                   December 31,
                                                                  --------------------------------------------
                                                                       1998                          1997
                                                                  --------------               --------------
        Goodwill                                                     $31,030,000                  $30,099,000
        Patents                                                        7,230,000                    7,230,000
        Workforce                                                      3,490,000                    3,490,000
        Other                                                            416,000                      366,000
                                                                  --------------               --------------
                                                                      42,166,000                   41,185,000

        Less:  accumulated amortization                                4,531,000                      412,000
                                                                  --------------               --------------
        Intangible assets, net                                       $37,635,000                  $30,171,000
                                                                  ==============               ==============

         Receivables from related party are due from Baxter, and arise upon sale of inventory to Baxter.

(8)      Long-Term Debt

         Long-term debt consists of the following:

                                                                                   December 31,
                                                                   -----------------------------------------
                                                                       1998                         1997
                                                                   --------------              --------------
        Convertible debt payable to related party                    $32,031,000                  $30,075,000
        Note payable to warrantholder                                     96,000                      226,000
                                                                  --------------               --------------

        Total long-term debt                                          32,127,000                   30,301,000
        Less current installments                                         96,000                      130,000
                                                                  --------------               --------------

        Long-term debt, excluding current installments               $32,031,000                  $30,171,000
                                                                  ==============               ==============

         Convertible Debt Payable to Related Party

         In connection with the Company's purchase of 80.5% of Nexell, Baxter purchased $30,000,000 of Nexell's subordinated debentures which are due in November 2004. The debentures bear interest at a rate of 6.5% which is initially payable in November 2002. At December 31, 1998, accrued interest amounted to $2,031,000 and has been included in longterm debt. In the event of a public offering by, or the merger or sale of Nexell, the debentures are convertible into Nexell common stock at a per share price equal to 95% of the public offering, merger, or sale price.

         This debt will be assumed by VIMRX under the definitive agreement described in Footnote 15.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(8)  Continued

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

     In November 1996 the note was amended ("Amended Note"), and related accrued and unpaid interest as of that date was deferred. In consideration for the amendment, Innovir issued a second warrant, which entitles the holder to purchase 20,000 shares of the Innovir's common stock at a price of $1.50 per share. This warrant expires in November 2001. The fair value of the warrant is not material.

     The aggregate maturities of longterm debt for each of the five years subsequent to December 31, 1997 are as follows:

                  Year Ending December 31,

                1999                       $    96,000
                2000                                --
                2001                                --
                2002                        12,031,000
                2003                        10,000,000
                Thereafter                 $10,000,000

     For the years ended December 31, 1998, 1997, and 1996, interest expense was $2,036,000, $121,000, and $329,000 respectively.


(9)  Shareholders' Equity

     The Company is authorized to issue up to 120,000,000 shares of common stock with a par value of $.001. Additionally, the Company's Board, at its sole discretion, can issue series of preferred stock with each series having its own rights, privileges, and qualifications determined by the Board. As of December 31, 1998, the Company is authorized to issue up to 150,000 shares of $0.001 par Class A Preferred Shares, of which 70,282 are outstanding. Class A Preferred Shares ("A Shares") rights are as follows:

     Holders of A Shares have no voting rights and are entitled to receive dividends at the rate of 6% of the Liquidation Preference ($1,000 per share) per share per annum, as and when declared by the Board of Directors, before any dividend or distribution is declared, set apart or paid upon the Common Stock. The A Shares conversion feature provides for each share to be converted into that number of common shares as is determined by dividing the "Conversion Price" in effect at the time of conversion. The Conversion Price is initially the highest average closing price for any sixty day trading period during the first 18 months of issue, but in no event shall be greater than $7.50 per share, or less than $5.50 per share. After seven years from the original issue date, or immediately prior to merger or sale of the Company, the A Shares automatically convert into shares of Common Stock at the then effective Conversion Price. The A Shares are not subject to any mandatory redemption or sinking fund provisions.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(9)  Continued

      At December 31, 1998 and 1997, A Share dividends amounting to $3,988,000 and $166,000 respectively, are payable. As of December 17, 1998, $3,978,000 In-kind dividends were declared by the Board of Directors.


(10)  Stock Option Plans

      Employees Stock Option Plans

      The Company has two employee stock option plans (the "1990 Plan" and the "1997 Plan"). On June 20, 1996, the 1990 Plan was amended increasing the number of shares of common stock issuable upon exercise of options granted under the Plan from 1,200,000 to 2,400,000 shares and on June 24, 1997, the 1990 Plan was amended to conform the 1990 Plan to certain statutory and regulatory development and to provide the Board of Directors and the Compensation Committee with greater flexibility in determining the terms and conditions of employee options. The shares of common stock are reserved for issuance upon exercise of either incentive or nonincentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of the options may be up to 10 years and are exercisable as determined by the committee provided that the option does not become exercisable before six months from the date of grant. At December 31, 1998, there were no additional options available for grant under the 1990 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

      Under the terms of the 1997 Plan, up to 2,000,000 shares of common stock are issuable upon exercise of options granted. The shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of the options may be up to 10 years and are exercisable as determined by the committee provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively. Generally, options vest 25% per annum on the anniversary date of grant.

      Stock options outstanding under these plans are as follows:

                                                                           1990 Plan                              1997 Plan
                                                                           Weighted-                              Weighted-
                                                                             Average                                Average
                                                         Shares       Exercise Price           Shares        Exercise Price
                                                         ------       --------------           ------        --------------
      Outstanding at December 31, 1995                   274,500                 --               --                 --
         Granted                                       1,475,000              $2.71               --                 --
         Exercised                                       (12,000)              1.16               --                 --
                                                       ---------              -----          -------              -----

      Outstanding at December 31, 1996                 1,737,500              $2.34               --                 --
        Granted                                          411,900               2.40          203,100              $1.91
        Expired                                         (131,250)              1.66               --                 --
        Exercised                                        (12,500)              1.38               --                 --
                                                       ---------              -----          -------              -----

      Outstanding at December 31, 1997                 2,005,650              $2.45          203,100              $1.91
        Granted                                               --                 --          772,500               1.62
        Expired                                         (240,000)              2.33               --                 --
        Exercised                                             --                 --               --                 --

      Outstanding at December 31, 1998                 1,765,650              $2.47          975,600              $1.68
                                                       =========              =====          =======              =====

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(10) Continued

     The following table summarizes information about stock options outstanding at December 31, 1998 under the 1990 Plan and the 1997 Plan:

            1990 PLAN
            ---------
                                                       Options Outstanding                 Options Exercisable
                                               ---------------------------------------------------------------------
                                                      Weighted-        Weighted-
                                                  Average Remaining     Average                     Weighted-Average
                                      Number       Contractual Life    Exercise         Number          Exercise
     Range of Exercise Price        Outstanding       (in Years)         Price        Exercisable        Price
     -----------------------        -----------       ----------         -----        -----------        -----
     .44 - .69                          250,000          0.88           $0.59           225,000          $0.61
     1.66  1.91                          85,650          2.76            1.78            54,225           1.71
     2.56  3.31                       1,430,000          4.91            2.84           751,898           2.78
                                      ---------          ----           -----           -------          -----

     Total 1990 Plan                  1,765,650         4.24          $2.47           1,031,123         $2.25
     ===============                  =========         ====          =====           =========         =====


            1997 PLAN
            ---------
                                                      Options Outstanding               Options Exercisable
                                               ------------------------------------------------------------------
                                                     Weighted-
                                                      Average       Weighted-
                                                     Remaining       Average                     Weighted-Average
                                      Number        Contractual     Exercise         Number          Exercise
     Range of Exercise Price        Outstanding   Life (in Years)     Price        Exercisable        Price
     -----------------------        -----------   ---------------     -----        -----------        -----
     1.50-1.91                        975,600          7.91           $1.68           50,775          $1.91
                                      -------          ----           -----           ------          -----

     Total 1997 Plan                  975,600          7.91           $1.68           50,775          $1.91
     ===============                  =======          ====           =====           ======          =====

    Nexell Stock Option Plan

    Under the terms of the Nexell Plan, up to an aggregate of (i) 1,000,000 shares of Nexell common stock and (ii) 3,000,000 shares of VIMRX common stock are reserved for issuance upon the exercise of non-incentive options, which may be granted from time to time by a committee of the Board of Directors to employees and others. The terms of the options may be up to ten years and are exercisable as determined by the committee provided that options do not become exercisable before six months from the date of grant. Each grant provides for an exercise price of $5.00 per share of Nexell common stock (approximately $1.67 per share of VIMRX common stock in the event such options become exercisable for VIMRX common stock). Generally, options vest at 25% per annum on the anniversary date of the grant.

                                  Nexell Plan
                                  -----------

                                                                   Weighted Average
                                                         ------------------------------------
                                                           Shares              Exercise Price
                                                         ----------            --------------

    Granted                                                1,188,100                $5.00
    Expired                                                  116,925                 5.00
    Outstanding at December 31, 1998                       1,071,175                 5.00

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(10) Continued

     Directors Stock Option Plan

     In August 1995 the Company adopted a Directors Stock Option Plan (the "Directors Plan") authorizing the issuance of five year options to purchase an aggregate of 920,000 shares at an exercise price equal to the fair market value of the common stock at date of grant. All the options were granted under the Directors Plan and no further options are available for grant.

     Additional information with respect to the Directors Plan option activity is summarized as follows:


                                                                                       Weighted Average
                                                                   Shares               Exercise Price
                                                                   ------               --------------
       Outstanding at December 31, 1995                            920,000                    0.86
       Exercised                                                  (200,000)                   0.89
                                                                  --------                   -----
       Outstanding at December 31, 1996                            720,000                    0.85
       Exercised                                                  (520,000)                   1.14
                                                                  --------                   -----
       Outstanding at December 31, 1997                            200,000                   $0.94
       Exercised                                                         0                       0
                                                                  --------                   -----
       Outstanding at December 31, 1998                            200,000                   $0.94
                                                                  ========                   =====

     At December 31, 1998, all the options under the Directors Plan are exercisable, and the weighted average remaining contractual life is 1.88 years.

     At December 31, 1998, there were 1,024,400 additional shares available for grant under the Plans. The per share weighted-average fair value of the options granted during 1998, 1997 and 1996 are estimated at $1.66 per share, $2.40 per share and $2.20 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions

                                                                          1998       1997       1996
                                                                        --------   --------   --------
        Expected dividend yield                                               0%         0%         0%
        Expected volatility                                                  88%       110%       110%
        Risk free interest rate                                             5.3%       6.2%       6.1%
        Expected Life                                                   5 years    5 years    5 years
                                                                        -------    -------    -------

     The Company applies APB 25 in accounting for its stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. In the event that the fair value of the underlying common stock is equal to or below the grant price of the option at the date of grant, no compensation expense is recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss applicable to common stock would have been increased to the pro forma amounts indicated below:

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------



(10) Continued

                                                   1998                     1997                      1996
                                              -----------------        -----------------        -----------------
      Net Loss:
           As reported                            $38,951,000               $56,199,000              $19,860,000
           Pro forma                              $40,699,000               $57,533,000              $20,745,000

      Loss per share:
           As reported                            $      0.58               $      1.02              $      0.50
           Pro forma                              $      0.60               $      1.04              $      0.53

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

     Warrants to Acquire Common Stock

     As of December 31, 1998, the Company had warrants to purchase 2,400,000 shares of common stock at an exercise price of $1.50 per share, exercisable through June 20, 2006.

     In addition, at December 31, 1996, the Company has issued warrants to purchase 365,000 shares of common stock at an exercise price of $.01 per share, exercisable through May 21, 2006 [see note 3(c)]. 121,667 warrants were exercised in the year ended December 31, 1997.

     As of December 31, 1998, there were 2,325,000 warrants exercisable at a weighted-average exercise price of $1.50.

     Other Options

     In connection with its public offerings, the Company sold to an underwriter, at a nominal amount, the following options for the purchase of units:

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(10) Continued


                                Number         Exercise Price         Number of
                               of Units           Per Unit         Shares Reserved         Expiration Date
                               --------           --------         ---------------         ---------------
       1992 offering              120             $8,000               819,000             January 20, 1999
       1994 offering              135             $7,000             1,407,374             January 20, 1999

     The units were subject to adjustment for dilution (as defined). Each warrant entitled the holder to purchase a unit consisting of one share of common stock and one redeemable Class B detachable warrant. Each Class B warrant entitles the holder to purchase one share of common stock.

     The Company has granted stock options to certain consultants, who are also directors, of the Company as follows:


      Number of        Exercise         Expiration
      Shares            Price             Date             Term           Note
      ------          --------          --------           -----          ----

     1,300,000         $0.94             5 years      November, 2000       (x)
       100,000          1.47            10 years      March 11, 2006       (y)
       100,000          1.47            10 years      March 11, 2006       (y)

     (x) In 1995 the aggregate value of this option was determined to be $351,000 and is being amortized over the vesting period.

     (y) Options granted in connection with a March 1996 agreement whereby certain directors agreed to provide operating funds if needed through September 1996.

(11) Income Taxes

     As of December 31, 1998, the Company has approximately $89,275,000 of net operating loss carryforwards available to offset future federal and state taxable income. The federal net operating loss carryforwards will expire beginning in the year 2002 through the year 2018 if not utilized. The state net operating loss carryforwards have various expiration periods beginning in the year 2002 through the year 2018. In addition, as of December 31, 1998, the Company has approximately $2,548,000 of research tax credits available to offset future federal tax liability. These research tax credits will expire through the year 2018 if not utilized.

     Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% in ownership during a three-year period. Due to the Company's prior and current equity transactions, the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term tax exempt rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period.

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------

(11) Continued

     The components of the deferred taxes at December 31, 1998 are as follows:

                                                                        1998                         1997
                                                                  ---------------               --------------
     Net operating loss carryforwards                                $ 35,581,000                 $ 24,109,000
     Research tax credit carryforwards                                  2,548,000                    1,404,000
     Purchased R&D                                                     14,112,000                   15,680,000
     Accrued Expenses and Other                                           349,000                       59,000

     Total Deferred Tax Asset                                          52,590,000                   41,252,000
     Valuation Allowance                                              (52,590,000)                 (41,252,000)
                                                                  ---------------               --------------

     Net Deferred Tax Asset                                                    --                           --
                                                                  ===============               ==============

     Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for federal income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax asset, the deferred tax assets are fully offset by a valuation allowance at December 31, 1998 and 1997.


(12) Contingencies

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

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(13) Geographic Information

     The Company operates in only one "dominant segment," as substantially all of its combined revenues, losses and assets are derived and utilized in the development and commercialization of pharmaceutical products. All sales in 1998 and 1997 were to Baxter Healthcare.

                                                                          1998                  1997                  1996
                                                                          ----                  ----                  ----
        Revenues from Customers:
        ------------------------

            United States                                             $  13,443,000        $   5,002,000          $           0
            International                                                         0                    0                      0
                                                                      -------------        -------------          -------------
                                                                      $  13,443,000        $   5,002,000          $           0
                                                                      =============        =============          =============

        Net Income / (loss):
        --------------------
            United States                                              ($31,038,000)        ($53,444,000)          ($18,325,000)
            International                                                (3,925,000)          (2,755.000)            (1,535,000)
                                                                      -------------        -------------          -------------
                                                                       ($34,963,000)        ($56,199,000)          ($19,860,000)
                                                                      =============        =============          =============

         Identifiable assets:
         --------------------
            United States                                             $  87,199,000        $ 120,496,000          $  50,639,000
            International                                                   402,000            1,451,000              1,053,000
                                                                      -------------        -------------          -------------
                                                                      $  87,601,000        $ 121,947,000          $  51,692,000
                                                                      =============        =============          =============


(14) Subsequent Events

     In January 1999, the Company announced that it intends to acquire 100% of its 80.5% held subsidiary, Nexell, and to restructure the Company under the Nexell name. The corporate headquarters will relocate to Nexell's offices in Irvine, California. Costs related to this restructuring , which will be recorded in the first quarter of 1999, are expected to be $632,000 and include employee termination payments and asset valuation allowances charged to expense of approximately $240,000 and $392,000 respectively.

     In February 1999, the Company entered into an agreement with Baxter through which the Company will acquire Baxter's 19.5% interest in Nexell in exchange for:

          .  3,000,000 shares of Common Stock,

          . an adjustment of the conversion price of the 70,202 outstanding shares of Series A Preferred Stock, $1,000,

          . liquidation value, now owned by Baxter from $5.50 per share to $2.75 per share: all outstanding shares of Series A Preferred automatically convert into Common Stock on December 17, 2004,

          . a warrant to purchase 5,200,000 shares of Common Stock at a price of $1.15 per share, and

VIMRX PHARMACEUTICALS INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 1998 and 1997
--------------------------------------------------------------------------------


(14)  Continued

          . approximately $33,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures (replacing the $30,000,000 principal amount of Nexell's 6 1/2% convertible subordinated debentures plus accrued interest through the closing date of the Acquisition) convertible, commencing November 30, 2002, into Common Stock at a conversion price equal to 95% of the market price at the time of conversion.

      On January 29, 1999 Nexell consummated an agreement (the "CellPro Acquisition Agreement") with CellPro Incorporated ("CellPro"), formerly one of Nexell's principal competitors, to purchase substantially all the intellectual property assets of CellPro, together with certain related tangible and intangible assets in exchange for 1,882,215 shares of VIMRX's common stock valued by the parties at $3,000,000.


Pro Forma Balance Sheet

            The unaudited proforma balance sheet has been prepared as if the acquisition of Baxter's 19.5% interest in Nexell and the purchase of the intellectual property assets of CellPro had ocurred on December 31, 1998.

            The proforma balance sheet includes adjustments to the value of intangible assets and shareholders' equity arising from the acquisition.

                 Unaudited Pro Forma Balance Sheet Information
                                   31-Dec-98

             Other intangible assets                    $    15,565,000
             Goodwill                                        40,826,000
             All other assets                                50,223,000
                                                        ---------------
             Total assets                               $   106,614,000
                                                        ===============
             Total liabilities                          $    39,009,000
                                                        ---------------

             Minority interest                                       --

             Shareholders' equity                                    --

                  Class A convertible preferred stock               100
                  Common stock                                   72,000
                  Additional paid-in capital                205,333,900
                  Accumulated deficit                      (137,542,000)
                                                                     --
                  All other shareholders' equity account       (259,000)
                                                        ---------------
                  Total                                      67,605,000
                                                        ---------------
             Total liabilities and shareholders' equity $   106,614,000
                                                        ===============

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       VIMRX PHARMACEUTICALS INC.


                                       By: /s/ Richard L. Dunning
                                          -----------------------------------
                                          Richard L. Dunning
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signature                             Title                                  Date
      ---------                             -----                                  ----

/s/ Richard L. Dunning                  President and Chief Executive Officer        March 29, 1999
--------------------------------        (Principal Executive Officer)
    Richard L. Dunning

/s/ Donald G. Drapkin                   Chairman of the Board and Director           March 29, 1999
--------------------------------
    Donald G. Drapkin

/s/ Francis M. O'Connell                 Vice President, Finance and Controller      March 29, 1999
--------------------------------         (Principal Financial and Accounting
    Francis M. O'Connell                 Officer)

/s/ Laurence D. Fink                     Director                                    March 29, 1999
--------------------------------
    Laurence D. Fink

/s/ Linda G. Robinson                    Director                                    March 29, 1999
--------------------------------
    Linda G. Robinson

/s/ Lindsay A. Rosenwald, M.D.           Director                                    March 29, 1999
--------------------------------
    Lindsay A. Rosenwald, M.D.

/s/ Eric A. Rose, M.D.                   Director                                    March 29, 1999
--------------------------------
    Eric A. Rose, M.D.

/s/ Victor W. Schmitt                    Director                                    March 29, 1999
--------------------------------
    Victor W. Schmitt

/s/ Michael Weiner, M.D.                 Director                                    March 29, 1999
--------------------------------
    Michael Weiner, M.D.