Form 10-Q
period 1999-03-31
VIMRX PHARMACEUTICALS INC
filed 1999-05-17
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          __________________________

                                   FORM 10-Q

     [X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              Yes  [X]    No  [_]

    The aggregate number of Registrant's shares outstanding on May 10, 1999 was 69,566,089 shares of Common Stock, $.001 par value.

                           ________________________

                          VIMRX PHARMACEUTICALS, INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
     Item 1.       Financial Statements:
                         Condensed Consolidated Balance Sheets (unaudited) as of
                               March 31, 1999  and December 31, 1998.....................  3

                         Condensed Consolidated Statements of Operations (unaudited)
                               for the three months ended March 31, 1999 and 1998........  4

                         Condensed Consolidated Statements of Cash Flows (unaudited)
                               for the three months ended March 31, 1999 and 1998........  5

                         Notes to Condensed Consolidated Financial
                               Statements (unaudited)....................................  6

     Item 2.       Management's Discussion and Analysis of Financial
                         Condition and Results of Operations.............................  9

     Item 3.       Quantitative and Qualitative Disclosures About Market Risk............ 11

PART II - OTHER INFORMATION

     Item 1.       Legal Proceedings..................................................... 12

     Item 2.       Changes in Securities................................................. 12

     Item 3.       Defaults upon Senior Securities....................................... 12

     Item 4.       Submission of Matters to a Vote of Security Holders................... 12

     Item 5.       Other Information..................................................... 12

     Item 6.       Exhibits and Reports on Form 8-K...................................... 12

SIGNATURES         ...................................................................... 13


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  VIMRX PHARMACEUTICALS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                March 31,         December 31,
                                                                                  1999                1998
                                                                             ---------------     ---------------
                                    ASSETS
Current assets:
    Cash and cash equivalents                                                $    29,586,000     $    33,091,000
    Receivables from related party                                                 2,963,000           2,450,000
    Inventory - finished goods                                                     1,242,000           2,389,000
    Other current assets                                                             948,000             842,000
                                                                             ---------------     ---------------
      Total current assets                                                        34,739,000          38,772,000

Fixed assets,  net                                                                10,374,000          10,942,000
Intangible assets, net                                                            39,844,000          37,635,000
Other assets                                                                         261,000             252,000
                                                                             ---------------     ---------------
      Total assets                                                           $    85,218,000     $    87,601,000
                                                                             ===============     ===============

                                  LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                    $     6,452,000     $     6,487,000
    Long-term debt current portion                                                    96,000              96,000
    Capital leases current portion                                                   138,000             172,000
                                                                             ---------------     ---------------
      Total current liabilities                                                    6,686,000           6,755,000

Long-term debt from related party                                                 32,519,000          32,031,000
                                                                             ---------------     ---------------
      Total liabilities                                                           39,205,000          38,786,000
                                                                             ---------------     ---------------

                             SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock; $.001 par value
    150,000 authorized shares; 70,282 issued and outstanding at March 31,
    1999 and at December 31, 1998 (liquidation value $71,497,000 and                     100                 100
    $70,458,000)
Common Stock; $.001 par value, 120,000,000 shares authorized,
    69,566,000 and 67,830,000 shares issued and outstanding
    at March 31, 1999 and December 31, 1998, respectively.                            70,000              68,000
Additional paid-in capital                                                       185,829,900         182,537,900
Unearned compensation                                                               (234,000)           (278,000)
Accumulated other comprehensive income (loss)                                         (1,000)             20,000
Accumulated deficit                                                             (139,652,000)       (133,533,000)
                                                                             ---------------     ---------------
Total shareholders' equity                                                        46,013,000          48,815,000
                                                                             ---------------     ---------------
      Total liabilities and shareholders' equity                             $    85,218,000     $    87,601,000
                                                                             ===============     ===============

                             The accompanying notes are an integral part of the financial statements.

VIMRX PHARMACEUTICALS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                             Three months ended March 31,
                                                                     -----------------------------------------
                                                                          1999                        1998
                                                                     -------------               -------------
Revenue...............................................               $   5,513,000               $   2,819,000
Cost of goods sold....................................                   3,158,000                   2,055,000
                                                                     -------------               -------------

            Gross profit..............................                   2,355,000                     764,000
                                                                     -------------               -------------

Operating expenses:
   Research and development...........................                   3,777,000                   8,344,000
   General and administrative.........................                   2,160,000                   3,000,000
   Goodwill amortization..............................                     825,000                     878,000
   Selling and marketing..............................                     951,000                     334,000
   Restructuring costs................................                     504,000                          --
                                                                     -------------               -------------
            Total operating  expenses.................                   8,217,000                  12,556,000

Operating (loss)......................................                  (5,862,000)                (11,792,000)
                                                                     -------------               -------------

Other (income) expenses:
   Royalty income.....................................                      (1,000)                   (258,000)
   Royalty expense....................................                          --                      50,000
   Minority interest in net loss of consolidated
   subsidiaries.......................................                          --                  (1,771,000)
   Interest income....................................                    (375,000)                   (777,000)
   Interest expense...................................                     488,000                     519,000
   Other, net.........................................                     145,000                     209,000
                                                                     -------------               -------------
            Total other (income) expenses.............                     257,000                  (2,028,000)

Net (loss)............................................                  (6,119,000)                 (9,764,000)

Preferred stock dividends.............................                  (1,039,000)                   (990,000)
                                                                     -------------               -------------
Net (loss) applicable to common stock.................               $  (7,158,000)              $ (10,754,000)
                                                                     =============               =============
Basic and diluted loss per share......................               $       (0.10)              $       (0.16)
                                                                     -------------               -------------
Weighted average number of shares of common stock
   outstanding  basic and diluted.....................                  69,627,000                  66,899,000
                                                                     =============               =============

                             The accompanying notes are an integral part of the financial statements.

VIMRX PHARMACEUTICALS INC. and Subsidiaries


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)



                                                               Three months ended March 31,
                                                               ----------------------------
                                                                  1999             1998
                                                               ------------     -----------
Cash flows from operating activities:
  Net loss.................................................    $ (6,119,000)    $(9,764,000)
  Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
     Depreciation and amortization.........................       1,513,000       1,714,000
     Noncash compensation..................................          44,000          63,000
     Fixed asset impairment................................         112,000              --
     Minority interest in net loss.........................              --      (1,771,000)
     Changes in operating assets and liabilities:
       Decrease in other current assets and other assets...         488,000       2,861,000
       Increase (decrease) in accounts payable and
        accrued expenses...................................         (35,000)      1,645,000
                                                               ------------     -----------
Net cash (used in) operating activities....................      (3,997,000)     (5,252,000)
                                                               ------------     -----------

Cash flows from investing activities:
  Purchases of equipment...................................        (393,000)     (1,103,000)
  Proceeds from sale of equipment..........................         147,000              --
                                                               ------------     -----------
Net cash (used in) investing activities....................        (246,000)     (1,103,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection
   with the exercise of warrants.......                             921,000              --
  Repurchase/retirement of common stock....................        (627,000)             --
  Interest on long term debt from related party............         487,000         494,000
  Repayment of capital leases..............................         (34,000)       (102,000)
                                                               ------------     -----------
    Net cash provided by financing activities..............         747,000         392,000
                                                               ------------     -----------
Effect of exchange rate changes on cash....................          (9,000)          1,000
                                                               ------------     -----------
Net (decrease) in cash and cash equivalents................      (3,505,000)     (5,962,000)
Cash and cash equivalents at beginning of period...........      33,091,000      57,830,000
                                                               ------------     -----------
Cash and cash equivalents at end of period.................     $29,586,000     $51,868,000
                                                                ===========     ===========

Supplemental disclosure of non-cash investing and financing activities:
 In January 1999, the Company issued 1,882,215 shares of common stock valued at $3,000,000 in exchange for certain intangible assets.


    The accompanying notes are an integral part of the financial statements

                           VIMRX PHARMACEUTICALS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                  (unaudited)

(1)  Financial Statement Presentation

     The unaudited condensed consolidated financial statements of VIMRX Pharmaceuticals Inc. ("VIMRX") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements have been prepared in conformity with the accounting principles applied in our 1998 Annual Report on Form 10-K for the year ended December 31, 1998. These condensed consolidated financial statements and the notes thereto should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  Principles of Consolidation

     The accompanying condensed consolidated financial statements include the accounts of VIMRX, Nexell Therapeutics Inc. ("Nexell"), VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)  Comprehensive Loss

     The Company's total comprehensive loss is summarized as follows:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                  1999              1998
                                               ----------        ----------
     Net loss                                   $6,119,000        $9,764,000
     Foreign currency translation loss              21,000            17,000
                                                ----------        ----------

     Comprehensive loss                         $6,140,000        $9,781,000
                                                ==========        ==========

(4)  Per Share Information

     Stock options and warrants outstanding were excluded from the computation of diluted loss per share as the impact would be antidilutive.

(5)  Restructuring Costs

     In 1998, the Company discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir closed all operations and discontinued research and development activities. Innovir continues to seek partners, licensees or purchasers of its technology.

     The three Innovir operating locations, Cambridge, England; Gottingen, Germany; and New York, New York were closed in 1998. The total number of employees terminated as a result of the restructuring was 44, all of which were terminated by December 31, 1998. Termination payments, however, will continue into 1999.

     Fixed assets of the closed facilities consisting mainly of laboratory equipment, were sold or are held for sale. Costs of $2,625,000 related to the restructuring were expensed in 1998. During the first quarter of 1999, the Company made restructuring related cash payments of $192,000. The balance of the remaining restructuring related accrual, which is for severance payments, was $189,000 at March 31, 1999, and cash payments will be made throughout 1999.

     In January 1999, the Company announced that it intends to acquire 100% of its 80.5% held subsidiary, Nexell, and to restructure the Company under the Nexell name. The corporate headquarters will relocate to Nexell's offices in Irvine, California. A total of eight employees will be terminated as a result of the restructuring. The following related costs were expensed in the first quarter of 1999 and severance related cash payments will be made throughout 1999:

                                                    Restructuring
                                                      Provision
                                                      ---------
             Severance related                         $392,000
             Fixed asset impairment                     112,000
                                                       --------
             Total                                     $504,000
                                                       ========

(6)  Acquisition of CellPro Assets

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

     In March 1999, the Company repurchased from CellPro 627,405 shares of the Company's common stock, $.001 par value ("common stock"), at $1.00 per share.

(7)  Equity

     In January 1999, DH Blair exercised 481,140 underwriter options to purchase common stock at an exercise price of $1.91.

                           VIMRX PHARMACEUTICALS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Three Months Ended March 31, 1999 and 1998

For the quarter ended March 31, 1999, total revenues were $5,513,000, an increase of $2,694,000 compared to the quarter ended March 31, 1998. These revenues reflect product sales by Nexell, a majority owned subsidiary of VIMRx, to its distributor Baxter Healthcare Corporation. The increase primarily reflects the timing of orders of the distributor. The gross profit percentage increased by 16 percentage points from 27% in 1998 to 43% in 1999. The increase in gross profit percentage was primarily the result of spreading substantially constant costs over a larger sales base in 1999.

Total operating expenses decreased by $4,339,000 or 35% due to decreases in research and development of $4,567,000 or 55%, general and administration of $840,000 or 28% and goodwill amortization of $53,000 or 6%, partially offset by an increase in sales and marketing of $617,000 or 185% and restructuring costs of $504,000.

The $4,567,000 decrease in research and development expenses results primarily from closing all Innovir operations and research and development activities and scaling back research programs within VIMRx for development projects other than VIMRxyn(R), the Company's chemically synthesized hypericin product, and the Company's wound healing agent, VM301.

General and administrative expenses decreased primarily due to the closing of Innovir operations.

The increase in sales and marketing expenses relates to the ramp up of Nexell's marketing efforts for the planned U.S. launch of the Isolex(R)300 and Isolex(R)300i, pending final approval from the U.S. Food and Drug
Administration.

Costs for severance related items ($392,000) and the write-down of fixed assets ($112,000), both related to the restructuring and relocation of the corporate headquarters, were expensed during the first quarter of 1999.

Royalty income decreased $257,000 due to the termination in the second quarter of 1998 of the CellPro infringement royalty income from Baxter Healthcare Corporation.

The minority interest in the net loss of consolidated subsidiaries was fully expensed in 1998.

The decrease in interest income of $402,000 or 52% is mainly due to the decrease in the cash and cash equivalents average balance in 1999 as compared to the cash and cash equivalents average balance in the same period in 1998.

Liquidity and Capital Resources

Before fiscal 1997, the Company had not realized any operating revenues and has financed its operation through the sale of its securities.

The Company had $29,586,000 in cash and cash equivalents as of March 31, 1999 as compared to $33,091,000 in cash and cash equivalents as of December 31, 1998, and working capital of $28,053,000 at March 31, 1999 as compared to $32,017,000 at December 31, 1998. Most of the decrease in cash resulted from cash used in the operations of the Company of $3,997,000 and purchases of equipment for $393,000.

Net cash used in operating activities decreased $1,255,000 or 24% over the cash used in operating activities in the three months ended March 31, 1998 due principally to the increased sales activity of the Nexell operations and decreased spending by Innovir.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products as well as the step-up of marketing activities at Nexell. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash and cash equivalents is sufficient to fund its operations for approximately one and one-half years, assuming no capital infusions are received. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no guarantee that the Company's present cash and cash equivalents balance will be sufficient to fund operations for the period expected, or that additional funds will be available to the Company at the expiration of such period on terms favorable to the Company, or at all.

Year 2000 Issues

The Company is aware of and has addressed many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

The Company has reviewed its own computer, communication, software and operating systems and is satisfied they are Year 2000 compliant. Furthermore, the Company has taken proactive measures to ensure the system servers and workstations' BIOS have been reprogrammed and are Year 2000 compliant (BIOS are responsible for starting the computer by providing a basic set of instructions. It performs all the tasks which need to be done at start-up time).

The Company has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. The Company has tested the accounting systems with the Year 2000 date and feels confident they are compliant.

The Company will continue system-wide testing in the second quarter of 1999. Any system failures will be identified and corrected no later than the end of the third quarter of 1999. The Company feels its Year 2000 risks are minimal. The Company spent approximately $750,000 in 1998 to upgrade its systems which brought it into Year 2000 readiness.

The Company will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to the Company, are Year 2000 compliant. During the second and third quarters of 1999, the Company will develop and implement certain contingency plans if any such critical third parties are determined to be Year 2000 non-compliant.

Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issue, such problems and failures may occur which could seriously affect the Company's progress. Because of the unprecedented nature of such problems, the extent of the effect on the Company's progress cannot be certain.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's expectations contained in "Item 2 -- Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results of financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences, many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company maintains excess cash in a mutual fund, the "BlackRock Low Duration Bond Portfolio" (the "Fund"), which invests in asset backed securities, bonds and various other commercial obligations. The Fund may, from time to time, use certain derivatives in its investment strategy.

Two of the main risks disclosed by the Fund are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of bonds such as those held by the Fund. Credit risk refers to the possibility that the issuer of the bond will not be able to make principal and interest payments.

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.


Item 2.  Changes in Securities.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         ---------

         27    Financial Data Schedule.

     (b) Reports on Form 8-K:
         -------------------

      On January 8, 1999, the Company filed a Current Report on Form 8-K announcing the issuance by the FDA of an "approvable letter" stating that the application for premarket approval of the Isolex Cell Selection System is approvable subject to the submission of additional information needed primarily to finalize labeling and the inspection of manufacturing facilities.

      On February 1, 1999, the Company filed a Current Report on Form 8-K announcing that Nexell, a majority owned subsidiary, completed its acquisition of essentially all of CellPro Incorporated's research, intellectual property, patents, antibodies and related cell banks, and licensed rights, in exchange for 1,882,215 registered shares of VIMRX Common Stock, $.001 par value.

       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 14, 1999


                           VIMRX PHARMACEUTICALS INC.
                             a Delaware Corporation
                                  (Registrant)



                           By:   /s/  Richard L. Dunning
                                ----------------------------------------
                                Richard L. Dunning
                                President and
                                Chief Executive Officer



                           By:   /s/  Francis M. O'Connell
                                ----------------------------------------
                                Francis M. O'Connell
                                Chief Accounting Officer