Form 10-Q
period 1999-06-30
NEXELL THERAPEUTICS INC
filed 1999-08-16
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          ___________________________

                                   FORM 10-Q

     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  -------
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 1999

                                      OR


  _______ TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


                          Commission File No. 0-19153
                            ________________________

                           NEXELL THERAPEUTICS INC.
            (Exact name of Registrant as specified in its Charter)
                           ________________________

                  Delaware                                     06-1192468
         (State or other jurisdiction of                    (IRS Employer
         Incorporation or organization)                     Identification No.)

                          9 Parker, Irvine, CA 92618
                   (Address of principal executive offices)

      Registrant's telephone number, including area code:  (949) 470-9011

  VIMRx Pharmaceuticals Inc., 2751 Centerville Road, Suite 210, Wilmington, DE
  ----------------------------------------------------------------------------
                                     19808
                                     -----
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes     X     No  ______
                                -------

     The aggregate number of Registrant's shares outstanding on August 11, 1999 was 72,636,089 shares of Common Stock, $.001 par value.
                           ________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----


PART I -  FINANCIAL INFORMATION                                                                         Page
                                                                                                        ----
     Item 1.   Financial Statements:
                    Condensed Consolidated Balance Sheets (unaudited) as of
                       June 30, 1999 and December 31, 1998............................................    3

                    Condensed Consolidated Statements of Operations (unaudited)
                       for the three and six months ended June 30, 1999 and 1998......................    4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                       for the six months ended June 30, 1999 and 1998................................    5

                    Notes to Condensed Consolidated Financial
                       Statements (unaudited).........................................................    6

     Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.................................................   10

     Item 3.   Quantitative and Qualitative Disclosures About Market Risk.............................   13

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings......................................................................   14

     Item 2.   Changes in Securities and Use of Proceeds..............................................   14

     Item 3.   Defaults upon Senior Securities........................................................   14

     Item 4.   Submission of Matters to a Vote of Security Holders....................................   14

     Item 5.   Other Information......................................................................   15

     Item 6.   Exhibits and Reports on Form 8-K.......................................................   15

SIGNATURES............................................................................................   17

PART I -  FINANCIAL INFORMATION

Item 1.   Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      June 30,                December 31,
                                                                                       1999                      1998
                                                                              -------------------      ---------------------
                                 ASSETS
Current assets:
    Cash and cash equivalents                                                 $        23,539,000      $          33,091,000
    Receivables from related party                                                      1,719,000                  2,450,000
 Inventory - finished goods                                                             1,235,000                  2,389,000
    Other current assets                                                                  993,000                    842,000
                                                                              -------------------      ---------------------
     Total current assets                                                              27,486,000                 38,772,000

Fixed assets,  net                                                                     10,406,000                 10,942,000
Intangible assets, net                                                                 45,157,000                 37,635,000
Other assets                                                                              247,000                    252,000
                                                                              -------------------      ---------------------
     Total assets                                                             $        83,296,000      $          87,601,000
                                                                              ===================      =====================

                            LIABILITIES
Current liabilities:
    Accounts payable and accrued expenses                                     $         6,611,000      $           6,487,000
    Long-term debt current portion                                                             --                     96,000
    Capital leases current portion                                                        130,000                    172,000
                                                                              -------------------      ---------------------
     Total current liabilities                                                          6,741,000                  6,755,000

Long-term debt due to related party                                                    33,059,000                 32,031,000
                                                                              -------------------      ---------------------
     Total liabilities                                                                 39,800,000                 38,786,000
                                                                              -------------------      ---------------------

Commitments and Contingencies                                                                  --                         --

                          SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock; $.001 par value
   1,150,000 authorized shares; 70,282 issued and outstanding at June 30,
  1999 and at December 31, 1998 (liquidation value $72,547,000 and                            100                        100
   $70,458,000).
Common Stock; $.001 par value, 160,000,000 shares authorized,
  72,636,000 and 67,830,000 shares issued and outstanding
  at June 30, 1999 and December 31, 1998, respectively.                                    73,000                     68,000
Additional paid-in capital                                                            192,342,900                182,537,900
Unearned compensation                                                                    (264,000)                  (278,000)
Accumulated other comprehensive income (loss)                                             (13,000)                    20,000
Accumulated deficit                                                                  (148,643,000)              (133,533,000)
                                                                              -------------------      ---------------------
Total shareholders' equity                                                             43,496,000                 48,815,000
                                                                              -------------------      ---------------------
      Total liabilities and shareholders' equity                              $        83,296,000      $          87,601,000
                                                                              ===================      =====================

   The accompanying notes are an integral part of the financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                     Three Months Ended                 Six Months Ended
                                                          June 30,                          June 30,
                                              ------------------------------    ------------------------------
                                                     1999             1998             1999             1998
                                              -------------    -------------    -------------    -------------
Revenue                                       $   1,563,000    $   3,267,000    $   7,077,000    $   6,086,000
Cost of goods sold                                1,580,000        2,102,000        4,738,000        4,157,000
                                              -------------    -------------    -------------    -------------
             Gross Profit                           (17,000)       1,165,000        2,339,000        1,929,000
                                              -------------    -------------    -------------    -------------
Operating expenses:
  Research and development                        4,464,000        6,628,000        8,241,000       14,972,000
  General and administrative                      2,349,000        3,650,000        4,510,000        6,650,000
  Goodwill amortization                             922,000          883,000        1,747,000        1,761,000
  Selling and marketing                           1,172,000          719,000        2,123,000        1,053,000
  Restructuring costs                                   ---               --          504,000               --
                                              -------------    -------------    -------------    -------------
            Total operating expenses              8,907,000       11,880,000       17,125,000       24,436,000


Operating (loss)                                 (8,924,000)     (10,715,000)     (14,786,000)     (22,507,000)
                                              -------------    -------------    -------------    -------------
Other (income) expenses:
  Royalty and licensing income                     (300,000)        (212,000)        (301,000)        (470,000)
Royalty expense                                      40,000          100,000           40,000          150,000
Minority interest in net loss of
 consolidated subsidiaries                               --       (1,146,000)              --       (2,917,000)
  Interest income                                  (215,000)        (705,000)        (590,000)      (1,482,000)
  Interest expense                                  542,000          527,000        1,030,000        1,046,000
  Other, net                                             --           32,000          145,000          241,000
                                              -------------    -------------    -------------    -------------
            Total other (income) expenses            67,000       (1,404,000)         324,000       (3,432,000)

Net (loss)                                       (8,991,000)      (9,311,000)     (15,110,000)     (19,075,000)

Preferred Stock Dividends                        (1,051,000)        (986,000)      (2,091,000)      (1,976,000)
                                              -------------    -------------    -------------    -------------
Net (loss) applicable to Common Stock         $ (10,042,000)     (10,297,000)     (17,201,000)     (21,051,000)
                                              =============    =============    =============    =============
Basic and diluted loss per share              $       (0.14)   $       (0.15)   $       (0.25)   $       (0.31)
                                              -------------    -------------    -------------    -------------
Weighted average number of shares of
 common stock outstanding-basic and diluted      70,672,000       66,903,000       70,150,000       66,903,000
                                              =============    =============    =============    =============

   The accompanying notes are an integral part of the financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                                                               Six months ended June 30,
                                                                            -----------------------------------------------------
                                                                                       1999                             1998
                                                                            --------------------            ---------------------
Cash flows from operating activities:
   Net loss................................................................ $        (15,110,000)           $         (19,075,000)
   Adjustments to reconcile net (loss) to net cash
   (used in) operating activities:
      Depreciation and amortization........................................            3,191,000                        3,214,000
      Noncash compensation.................................................               95,000                           85,000
      Fixed asset impairment...............................................              112,000                               --
      Minority interest in net loss........................................                   --                       (2,891,000)
      Changes in operating assets and liabilities:
        Decrease in other current assets and other assets..................            1,716,000                        2,399,000
        Increase (decrease) in accounts payable and accrued expenses.......              124,000                        6,023,000
                                                                            --------------------            ---------------------
Net cash (used in) operating activities....................................           (9,872,000)                     (10,245,000)
                                                                            --------------------            ---------------------
Cash flows from investing activities:
   Unrealized gain on securities...........................................                   --                          126,000
   Purchases of equipment..................................................           (1,023,000)                      (1,069,000)
   Proceeds from sale of equipment.........................................              150,000                               --
                                                                            --------------------            ---------------------
Net cash (used in) investing activities....................................             (873,000)                        (943,000)

Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with the
     Exercise of warrants..................................................              921,000                               --
   Repurchase/retirement of common stock...................................             (627,000)                              --
   Increase in long term debt due to related party.........................            1,028,000                          981,000
   Repayment of long term debt.............................................              (96,000)                              --
   Repayment of capital leases.............................................              (42,000)                        (194,000)
                                                                            --------------------            ---------------------
   Net cash provided by financing activities...............................            1,184,000                          787,000
                                                                            --------------------            ---------------------

Effect of exchange rate changes on cash....................................                9,000                            1,000
                                                                            --------------------            ---------------------
Net decrease in cash and cash equivalents..................................           (9,552,000)                     (10,400,000)

Cash and cash equivalents at beginning of period...........................           33,091,000                       57,830,000
                                                                            --------------------            ---------------------
 Cash and cash equivalents at end of period................................ $         23,539,000            $          47,430,000
                                                                            ====================            =====================

Supplemental disclosure of cash flow information:

 .    Cash paid during the period for:
       --- Interest                                                                           --                               --
       --- Income Taxes                                                                       --                               --

Non-cash investing and financing activities:
 .    In January 1999, the Company issued 1,882,215 shares of common stock valued at $3,000,000 in exchange for certain intangible assets.

 .    In May 1999, the Company issued 3,000,000 shares of common stock valued at
     $6,282,000 to Baxter Healthcare Corporation in exchange for its minority interest in Nexell of California, Inc.

 .    In June 1999, the Company issued 70,000 shares of common stock valued at
     $153,000 to certain Innovir shareholders in exchange for their outstanding Innovir preferred stock.


   The accompanying notes are an integral part of the financial statements.

                           NEXELL THERAPEUTICS INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1999
                                  (unaudited)

(1)  Financial Statement Presentation

     The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. ("Nexell") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 1998 Annual Report on Form 10-K for the year ended December 31, 1998 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2)  Principles of Consolidation

     These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. ("NCI"), VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)  Comprehensive Loss

     The Company's total comprehensive loss is summarized as follows:

                                                                         Six Months Ended June 30,
                                                        ---------------------------------------------------------
                                                                   1999                              1998
                                                        -------------------------         -----------------------
Net loss                                                              $15,110,000                     $19,075,000
Foreign currency translation adjustment                                    33,000                           7,000
Unrealized gain on investments                                                ---                        (126,000)
                                                        -------------------------         -----------------------
Comprehensive loss                                                    $15,143,000                     $18,956,000
                                                        =========================         =======================

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

     Fixed assets of the closed facilities consisting mainly of laboratory equipment, were sold or are held for sale. Costs of $2,625,000 related to the restructuring were expensed in 1998. During the first six months of 1999, the Company made restructuring related cash payments of $275,000. The balance of the remaining restructuring related accrual, which is for severance payments, was $106,000 at June 30, 1999, and cash payments will be made throughout 1999.

     In January 1999, the Company announced that it intended to acquire 100% of its 80.5% held subsidiary, NCI, and to restructure the Company by changing its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and relocating its corporate headquarters to NCI's offices in Irvine, California. This transaction was completed during May 1999. A total of eight employees were terminated as a result of the restructuring. Related expenses consist of the following:

                                         Restructuring                                  Balance
                                           Provision              Applied            June 30, 1999
                                   -------------------------------------------------------------------
          Severance related                 $392,000              $171,000              $221,000
          Fixed asset impairment             112,000               112,000                   ---
                                   -------------------------------------------------------------------
          Total                             $504,000              $283,000              $221,000
                                   ===================================================================

(6)  Restructuring of Sales, Marketing and Distribution Arrangement with Baxter

Effective June 30, 1999, Nexell signed final agreements with Baxter Healthcare Corporation ("Baxter") for the transfer of sales, marketing and distribution responsibilities for the Company's' Isolex(R) systems and other cell therapy products from Baxter to Nexell, giving Nexell direct control of sales and distribution of such products. Baxter will receive royalties on Nexell's sales of Isolex(R) and related products. As part of this process, Nexell will repurchase inventory previously sold to Baxter. The cost of repurchasing the U.S. inventory is reflected as a reduction in Nexell's reported second quarter sales, with the European inventory repurchase to be reported as a reduction in third quarter sales. Nexell recorded related charges associated with the U.S. transfer of approximately $500,000 at June 30, 1999 and additional charges related to the European transfer will be booked in the third quarter of 1999. Baxter will continue to manufacture and provide equipment service support for the Isolex(R) systems and also agreed to provide a $20,000,000 line of credit. The full integration of U.S. sales and distribution operations by Nexell called for in the agreement, including the transfer of certain Baxter personnel to Nexell's new 20-person U.S. field sales group, has been completed, with an interim arrangement in place in Europe until the completion of the European transition, currently expected to be finalized by the end of the third quarter of 1999. European operations will be based in Nexell's new European headquarters in Belgium.

Under the Credit Agreement with Baxter effective June 30, 1999, the Company may borrow up to $20,000,000 in no more than three advances until the Termination Date, with no more than one advance in any calendar quarter. Interest on each advance accrues at the rate of 6.5% per annum until December 31, 2001, and thereafter becomes payable quarterly with the final installment due on October 1, 2006. The Termination Date is the earlier of September 30, 2000, the maturity date or a Financing Event, defined in the Agreement as a financing where the net cash proceeds to the Company equal or exceed $50,000,000.

(7)  Acquisition of CellPro Assets

     On January 29, 1999, NCI consummated an agreement (the "CellPro Acquisition Agreement") with CellPro Incorporated ("CellPro"), formerly one of NCI's principal competitors, to purchase substantially all the intellectual property assets of CellPro, together with certain related tangible and intangible assets in exchange for 1,882,215 shares of Nexell's common stock, $.001 par value (the "Common Stock"),valued by the parties at $3,000,000.

     In March 1999, the Company repurchased from CellPro 627,405 shares of Common Stock at $1.00 per share.

(8)  Acquisition of Minority Interest in NCI

     In May 1999, Nexell changed its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and acquired the minority interest of Baxter in the Company's principal business unit and then 80.5% subsidiary, Nexell of California, Inc. (formerly Nexell

     Therapeutics Inc.). NCI is now a wholly-owned subsidiary of Nexell. Baxter retained its right to certain milestone payments in NCI.

     Baxter's 19.5% interest in NCI (consisting of common stock, warrants and convertible subordinated debentures), was exchanged for:

     .    3,000,000 shares of Common Stock;

     . an adjustment of the conversion price of the 70,282 outstanding shares of the Company's Series A Preferred Stock owned by Baxter from $5.50 per share to $2.75 per share, which Series A Preferred Stock is convertible after June 17, 1999 into approximately 25, 577,000 shares of Common Stock, subject to adjustment for stock splits and combinations, certain dividends and distributions and reclassification, exchange or substitution;

     . a warrant expiring May 27, 2006 to purchase 5,200,000 shares of Common Stock at a price of $1.15 per share, subject to adjustment from time to time in the event of cash dividends, stock dividends, stock subdivisions, stock splits, stock combinations or reverse stock splits; and

     . $32,884,537.50 principal amount of 6 1/2% Convertible Subordinated Debentures ("Debentures") (replacing the $30,000,000 principal amount of Nexell's 6 1/2% convertible subordinated debentures plus accrued interest through the closing date of the acquisition) convertible, commencing November 30, 2002, into Common Stock at a conversion price equal to 95% of the average of the closing prices of the Common Stock on the NASDAQ Stock Market for the 30 consecutive trading days preceding the date of conversion. The Debentures bear interest at 6 1/2% per annum and are due November 30, 2004. Interest accrues until November 30, 2002, and, together with one-third of the outstanding principal, is payable annually commencing November 30, 2002. Approximately $22,000,000 in principal amount of Debentures is convertible into Common Stock commencing November 30, 2002 at the discretion of Baxter, and approximately $11,000,000 in principal amount of Debentures is convertible only with the permission of Nexell.

(9)  Equity

     In January 1999, DH Blair exercised 481,140 underwriter options to purchase Common Stock at an exercise price of $1.91.

     In May 1999, the Company issued 3,000,000 shares of Common Stock valued at $6,282,000 to Baxter in exchange for Baxter's minority interest in NCI. Baxter retains the rights to certain milestone payments.

     In June 1999, the Company issued 70,000 shares of Common Stock valued at $153,000 to certain Innovir shareholders in exchange for their outstanding Innovir preferred stock.

                           NEXELL THERAPEUTICS INC.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Three Months Ended June 30, 1999 and 1998

For the quarter ended June 30, 1999, total revenues were $1,563,000, a decrease of $1,704,000 compared to the quarter ended June 30, 1998. These revenues reflect product sales by NCI to its former distributor Baxter. The decrease primarily reflects the repurchase of U.S. inventory previously sold to Baxter under the sales, marketing and distribution arrangement with Baxter (the "Baxter Distribution Arrangement") which was restructured on June 30, 1999. The decrease in gross profit was primarily the result of spreading substantially constant costs over a smaller sales base, and the charges related to the Baxter Distribution Arrangement restructuring recorded in 1999.

Total operating expenses decreased by $2,973,000 or 25% due to decreases in research and development expenses of $2,164,000 or 33%, general and administrative expenses of $1,301,000 or 36%, partially offset by increases in goodwill amortization of $39,000 or 4%, and selling and marketing expenses of $453,000 or 63%.

The decrease in research and development expenses results primarily from discontinuing all Innovir operations and related research and development activities and scaling back research programs within the Company for development projects other than VIMRxyn(R), the Company's chemically synthesized hypericin product, and the Company's wound healing agent, VM301.

General and administrative expenses decreased primarily due to the closing of Innovir operations and the relocation of the Company's headquarters to Irvine, California.

The increase in selling and marketing expenses relates to the ramp up of NCI's sales and marketing efforts for the U.S. launch of the Isolex(R)300 and Isolex(R)300i which received final approval from the U.S. Food and Drug Administration on July 2, 1999.

Royalty and licensing income increased $88,000. A $300,000 licensing payment was received from Amgen Inc. by Innovir in the second quarter of 1999. CellPro infringement royalty income, previously received from Baxter, was terminated in the second quarter of 1998.

The minority interest in the net loss of consolidated subsidiaries was fully recognized in 1998.

The decrease in interest income of $490,000 or 69% is due to the decrease in the cash and cash equivalents average balance in 1999 as compared to the average balance in the same period in

1998, and an unrealized loss on investments, which are classified as trading securities, in the second quarter of 1999 of $196,000.

Six Months Ended June 30, 1999 and 1998

For the six months ended June 30, 1999, total revenues were $7,077,000, an increase of $991,000 compared to the six months ended June 30, 1998. The increase primarily reflects increased sales levels in Europe, offset by the inventory repurchase from Baxter. Gross profit on sales of $2,339,000 in the first six months of 1999 represents a $410,000 increase over the same period in 1998. The gross profit percentage was substantially the same in both periods at approximately 33%. The impact of spreading substantially constant costs over a larger sales base in 1999 was offset by the impact of the inventory repurchase.

Total operating expenses decreased by $7,311,000 or 30% due to decreases in research and development expenses of $6,731,000 or 45%, and general and administration expenses of $2,140,000 or 32%, partially offset by an increase in sales and marketing expenses of $1,070,000 or 102% and restructuring costs of $504,000.

The decrease in research and development expenses results primarily from discontinuing all Innovir operations and related research and development activities and scaling back research programs within the Company for development projects other than VIMRxyn(R), the Company's chemically synthesized hypericin product, and the Company's wound healing agent, VM301.

General and administrative expenses decreased primarily due to the closing of Innovir operations and the relocation of the Company's headquarters to Irvine, California.

The increase in sales and marketing expenses relates to the ramp up of NCI's marketing efforts for the U.S. launch of the Isolex(R)300 and Isolex(R)300i which received final approval from the U.S. Food and Drug Administration on July 2, 1999.

Costs related to the restructuring and relocation of the corporate headquarters were expensed during the first quarter of 1999 ($504,000).

Royalty and licensing income decreased $169,000 due to the termination in the second quarter of 1998 of the CellPro infringement royalty income from Baxter. This was partially offset by licensing income received from Amgen Inc. by Innovir in the second quarter of 1999.

The minority interest in the net loss of consolidated subsidiaries was fully recognized in 1998.

The decrease in interest income of $892,000 or 60% is due to the decrease in the cash and cash equivalents average balance in 1999 as compared to the average balance in the same period in 1998 and an unrealized loss on investments, which are classified as trading securities, for the first six months of 1999 of $299,000.

Liquidity and Capital Resources

Before fiscal 1997, the Company had not realized any operating revenues and had financed its operations through the sale of its securities.

The Company had $23,539,000 in cash and cash equivalents as of June 30, 1999 as compared to $33,091,000 as of December 31, 1998, and working capital of $20,745,000 at June 30, 1999 as compared to $32,017,000 at December 31, 1998.
Most of the decrease in cash and cash equivalents resulted from cash used in the operations of the Company of $9,872,000 and purchases of equipment for $1,023,000.

Net cash used in operating activities decreased $373,000 or 4% over the cash used in operating activities in the six months ended June 30, 1998 due principally to the increased sales activity of NCI and decreased spending by Innovir.

Effective June 30, 1999, Nexell signed a Credit Agreement with Baxter under which the Company may borrow up to $20,000,000. The Company currently has no outstanding borrowing under this line of credit. See Note (6) to the Condensed Consolidated Financial Statements.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products as well as the step-up of marketing activities at NCI. Based on current projections, which are subject to change, the Company's management believes that the current balance of cash and cash equivalents, together with a $20 million line of credit available from Baxter, is sufficient to fund its operations for over two years. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no guarantee that the Company's present cash and cash equivalents balance and the Baxter line of credit will be sufficient to fund operations for the period expected, or that additional funds will be available to the Company at the expiration of such period on terms favorable to the Company, or at all.

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

The Company has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. The Company has tested the accounting systems with the Year 2000 date and management is confident that they are compliant.

The Company has completed most of the identification and testing in the second quarter of 1999. The Company will continue system-wide testing in the third quarter of 1999. Any system failures will be identified and corrected no later than the end of the third quarter of 1999. The Company feels its Year 2000 risks are minimal. The Company spent approximately $750,000 in 1998 to upgrade its systems which brought it into Year 2000 readiness. Management does not expect any additional significant upgrade costs.

The Company will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to the Company, are Year 2000 compliant. During the third and fourth quarters of 1999, the Company will develop and implement certain contingency plans if any such critical third parties are determined to be Year 2000 non-compliant.

Although the Company will take all practical measures to prevent problems related with the Year 2000 programming issue, such problems and failures may occur which could seriously affect the Company's operations. Because of the unprecedented nature of such problems, the extent of the effect on the Company's operations cannot be certain.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's expectations contained in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results of financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, and the possible need for additional capital), many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Not applicable.


Item 2.  Changes in Securities and Use of Proceeds.

     On May 28, 1999, the Company issued securities to Baxter in exchange for Baxter's minority interest in NCI. See Note (8) to the Condensed Consolidated Financial Statements. Such securities were issued pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act of 1933 (the "Securities Act"). In June 1999, the Company issued an aggregate of 70,000 shares of Common Stock to four persons in exchange for an aggregate of 280,000 shares of Class B Preferred Stock of the Company's subsidiary Innovir Laboratories, Inc. Mr. and Mrs. William Lee Autry were issued 32,500 shares of Common Stock, W. Joint Venture was issued 20,000 shares of Common Stock, and each of Wolfson Equities and EDN Equities was issued 8,750 shares of Common Stock. Such shares were issued pursuant to the exemption from registration requirements under Section 4(2) of the Securities Act. In accordance with registration rights granted to the recipients of such shares, the Company registered the shares for resale by the recipients pursuant to a registration statement on Form S-3.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

     The 1999 annual meeting of stockholders of the Company occurred on May 25, 1999. The following matters were voted upon at the meeting: (i) the election as directors of the Company of each of Richard L. Dunning, Eric A. Rose, M.D., Victor W. Schmitt and Donald G. Drapkin, (ii) to approve the Company's acquisition of the minority interest of Baxter in NCI; (iii) to approve an increase in the number of shares of Common Stock issuable under the Company's 1997 Incentive and Non-Incentive Stock Option Plan from 2,000,000 shares to 3,000,000 shares; (iv) to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ended December 31, 1999; and (v) to approve amendments to the Company's Certificate of Incorporation to (1) change its name to Nexell Therapeutics Inc.; (2) change the terms of the Company's Series A Preferred Stock as described in Note (8) to the Condensed Consolidated Financial Statements; and (3) increase the authorized capital stock from 120,150,000 shares to 161,150,000 shares, of which 1,000,000 shares would be a newly authorized class of "blank check" preferred stock.

          Matter Voted            Votes Cast For      Authority Withheld
1.   Election of Directors
     Richard L. Dunning               65,990,065             505,387
     Eric A. Rose, M.D.               65,980,165             515,287
     Victor W. Schmitt                65,990,065             505,387
     Donald G. Drapkin                65,990,165             505,287

                                             Votes Cast                                     Broker
                                         For            Against          Abstentions       Non-Votes
2.   Approval of acquisition          36,582,148          433,786           306,860        29,172,658
     of Baxter's interest in NCI

3.   Approval of amendment to         62,886,174        3,282,493           326,785                --
     1997 Option Plan

4.   Approval of amendments to        35,691,727        1,317,182           313,885        29,172,658
     the Company's Certificate of
     Incorporation*

5.   Ratification of KPMG LLP         65,871,897          317,997           305,558                --

* All of the outstanding shares of the Company's Series A Preferred Stock (which is owned by Baxter) voted in favor of this matter.

Item 5.            Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits:
           ---------

     2.5 Asset Acquisition Agreement dated February 18, 1999 between Nexell and Baxter (incorporated by reference to Annex A to the Registrant's Proxy Statement dated April 9, 1999 and filed with the Commission on April 13, 1999 and to Exhibit 2.5 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

     3.1 Registrant's Amended and Restated Certificate of Incorporation dated July 10, 1990, as amended to date, including Certificate of Amendment of Certificate of Incorporation filed with the Delaware Secretary of State on May 25, 1999 (incorporated by reference to Exhibit 3.1 on the Form 8-K filed with the Commission on June 29, 1999).

     4.6  Registrant's Certificate of Amendment of
          Certificate of Incorporation filed with the Delaware Secretary of State on May 25, 1999 modifying the Class A Preferred Stock (included in
          Exhibit 3.1 above).

     4.7  Registrant's Series 1, 6 1/2% Convertible
          Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (incorporated by reference to Exhibit 4.7 on the Form 8-K filed with the Commission on June 29, 1999)

     4.8  Registrant's Series 2, 6 1/2% Convertible
          Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (incorporated by reference to Exhibit 4.8 on the Form 8-K filed with the Commission on June 29, 1999)

   10.39  Registrant's Common Stock Purchase Warrant issued
          May 28, 1999 to Baxter (incorporated by reference to Exhibit 10.39 on the Form 8-K filed with the Commission on June 29, 1999)

   10.40  Asset Transfer Agreement dated June 30, 1999         Filed herewith
          between Nexell and Baxter                            electronically

   10.41  Royalty Agreement dated June 30, 1999 between        Filed herewith
          Nexell and Baxter                                    electronically

   10.42  Credit Agreement dated June 30, 1999 between         Filed herewith
          Nexell and Baxter                                    electronically


      27  Financial Data Schedule.

     (b)  Reports on Form 8-K:
          -------------------

       The Company filed a Current Report on Form 8-K dated May 28, 1999, under
       Item 5, announcing the completion of its previously announced acquisition of the minority interest of Baxter - other than Baxter's right to certain milestone payments - in NCI, thereby making NCI a wholly-owned, rather than 80.5%, subsidiary of the Company.

      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: August 13, 1999



                           NEXELL THERAPEUTICS INC.
                            a Delaware Corporation
                                 (Registrant)



                         By: /s/ Richard L. Dunning                 .
                            -----------------------------------------
                            Richard L. Dunning
                            Chairman of the Board and
                            Chief Executive Officer


                         By: /s/ William A. Albright                 .
                            ------------------------------------------
                            William A. Albright
                            Chief Financial Officer