Form 10-Q
period 1999-09-30
NEXELL THERAPEUTICS INC
filed 1999-11-15
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          __________________________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1999

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

                            Yes  [X]   No [_]

    The aggregate number of Registrant's shares outstanding on November 12, 1999 was 72,714,901 shares of Common Stock, $.001 par value.

                           ________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
    Item 1.    Financial Statements:
                  Condensed Consolidated Balance Sheets (unaudited) as of
                    September 30, 1999 and December 31, 1998....................    3

                  Condensed Consolidated Statements of Operations (unaudited)
                    for the three and nine months ended September 30, 1999
                    and 1998....................................................    4

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                    for the nine months ended September 30, 1999 and 1998.......    5

                  Notes to Condensed Consolidated Financial
                    Statements (unaudited)......................................    6

     Item 2.    Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...........................   11

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk......   16

PART II - OTHER INFORMATION

     Item 1.    Legal Proceedings...............................................   16

     Item 2.    Changes in Securities and Use of Proceeds.......................   16

     Item 3.    Defaults upon Senior Securities.................................   16

     Item 4.    Submission of Matters to a Vote of Security Holders.............   16

     Item 5.    Other Information...............................................   16

     Item 6.    Exhibits and Reports on Form 8-K................................   16

SIGNATURES......................................................................   18

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                    September 30,        December 31,
                                                                         1999                1998
                                                                   ----------------     ---------------
                         ASSETS
Current assets:
  Cash and cash equivalents                                        $     18,162,000     $    33,091,000
  Trade receivables                                                       1,826,000                  --
  Receivables from related party                                            293,000           2,450,000
  Inventory - finished goods                                              4,764,000           2,389,000
  Other current assets                                                    1,527,000             842,000
                                                                   ----------------     ---------------
   Total current assets                                                  26,572,000          38,772,000

Fixed assets, net                                                        11,116,000          10,942,000
Intangible assets, net                                                   44,106,000          37,635,000
Other assets                                                              1,059,000             252,000
                                                                   ----------------     ---------------
   Total assets                                                    $     82,853,000     $    87,601,000
                                                                   ================     ===============

                      LIABILITIES
Current liabilities:
  Accounts payable and accrued expenses                            $      5,388,000     $     4,508,000
  Accounts payable to related party                                      12,158,000           1,979,000
  Long-term debt, current portion                                                --              96,000
  Capital leases current portion                                            116,000             172,000
                                                                   ----------------     ---------------
   Total current liabilities                                             17,662,000           6,755,000

Long-term debt due to related party                                      33,583,000          32,031,000
                                                                   ----------------     ---------------
   Total liabilities                                                     51,245,000          38,786,000
                                                                   ----------------     ---------------

Commitments and contingencies                                                    --                  --

                  SHAREHOLDERS' EQUITY

Class A Convertible Preferred Stock; $.001 par value
  1,150,000 authorized shares; 70,282 issued and outstanding at
  September 30, 1999 and at December 31, 1998 (liquidation value                100                 100
  $73,598,000 and $70,458,000).
Common Stock; $.001 par value, 160,000,000 shares authorized,
  72,715,000 and 67,830,000 shares issued and outstanding
  at September 30, 1999 and December 31, 1998, respectively.                 73,000              68,000
Additional paid-in capital                                              192,319,900         182,537,900
Unearned compensation                                                      (216,000)           (278,000)
Accumulated other comprehensive income (loss)                                (4,000)             20,000
Accumulated deficit                                                    (160,565,000)       (133,533,000)
                                                                   ----------------     ---------------
Total shareholders' equity                                               31,608,000          48,815,000
                                                                   ----------------     ---------------
    Total liabilities and shareholders' equity                     $     82,853,000     $    87,601,000
                                                                   ================     ===============

   The accompanying notes are an integral part of the financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                  Three Months Ended            Nine Months Ended
                                                     September 30,                 September 30,
                                              ---------------------------   ---------------------------
                                                  1999           1998           1999           1998
                                              ------------   ------------   ------------   ------------

Revenue                                       $  2,243,000   $  3,039,000   $  9,320,000   $  9,125,000
Cost of goods sold                               1,920,000      1,841,000      6,657,000      5,998,000
                                              ------------   ------------   ------------   ------------
     Gross profit                                  323,000      1,198,000      2,663,000      3,127,000
                                              ------------   ------------   ------------   ------------

Operating expenses:
  Research and development                       5,382,000      5,668,000     13,623,000     20,640,000
  General and administrative                     3,147,000      2,536,000      7,657,000      8,383,000
  Goodwill amortization                          1,017,000        883,000      2,764,000      2,644,000
  Selling and marketing                          3,023,000      1,305,000      5,146,000      3,161,000
  Restructuring costs                                   --      1,930,000        504,000      1,930,000
                                              ------------   ------------   ------------   ------------
     Total operating expenses                   12,569,000     12,322,000     29,694,000     36,758,000

Operating (loss)                               (12,246,000)   (11,124,000)   (27,031,000)   (33,631,000)
                                              ------------   ------------   ------------   ------------

Other (income) expenses:
  Royalty, licensing and other related
   income                                         (622,000)       (52,000)      (924,000)      (472,000)
  Royalty expense                                   30,000             --         70,000        100,000
  Minority interest in net loss of
   consolidated subsidiaries                            --       (925,000)            --     (3,842,000)
  Contract settlement                                   --        900,000             --        900,000
  Interest income                                 (255,000)      (674,000)      (844,000)    (2,156,000)
  Interest expense                                 523,000        498,000      1,553,000      1,544,000
  Other, net                                            --       (219,000)       146,000         22,000
                                              ------------   ------------   ------------   ------------
     Total other (income) expenses, net           (324,000)      (472,000)         1,000     (3,904,000)

Net (loss)                                     (11,922,000)   (10,652,000)   (27,032,000)   (29,727,000)

Preferred stock dividends                       (1,051,000)      (986,000)    (3,142,000)    (2,962,000)
                                              ------------   ------------   ------------   ------------
Net (loss) applicable to common stock         $(12,973,000)   (11,638,000)   (30,174,000)   (32,689,000)
                                              ============   ============   ============   ============
Basic and diluted loss per share              $      (0.18)  $      (0.17)  $      (0.43)  $      (0.49)
                                              ------------   ------------   ------------   ------------
Weighted average number of shares of
 common stock outstanding-basic and diluted     72,672,000     67,494,000     70,997,000     67,099,000
                                              ============   ============   ============   ============

    The accompanying notes are an integral part of the financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                          Nine months ended September 30,
                                                                          -------------------------------
                                                                              1999               1998
                                                                          ------------       ------------
Cash flows from operating activities:
  Net loss.............................................................   $(27,032,000)      $(29,727,000)
  Adjustments to reconcile net (loss) to net cash (used in) operating
   Activities:
     Depreciation and amortization.....................................      5,126,000          5,459,000
     Noncash compensation..............................................        143,000            128,000
     Closure of facilities and related costs...........................        112,000          1,930,000
     Minority interest in net loss.....................................             --         (3,842,000)
     Changes in operating assets and liabilities:
      Increase in trade receivables....................................     (1,826,000)                --
      Increase in other current assets and other assets................     (3,842,000)          (269,000)
      Decrease in receivable from related party........................      2,157,000          3,575,000
      Increase in accounts payable and accrued expenses................        880,000          4,751,000
      Increase in accounts payable to related party....................     10,179,000          1,272,000
                                                                          ------------       ------------
Net cash (used in) operating activities................................    (14,103,000)       (16,723,000)
                                                                          ------------       ------------

Cash flows from investing activities:
  Unrealized gain on securities........................................             --            570,000
  Purchases of equipment...............................................     (2,675,000)        (1,337,000)
  Proceeds from sale of equipment......................................        150,000                 --
                                                                          ------------       ------------
Net cash (used in) investing activities................................     (2,525,000)          (767,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection with the
     exercise of underwriter options...................................        921,000                 --
  Repurchase/retirement of common stock................................       (627,000)                --
  Increase in long term debt due to related party......................      1,552,000          1,469,000
  Repayment of long term debt..........................................        (96,000)                --
  Repayment of capital leases..........................................        (56,000)          (253,000)
                                                                          ------------       ------------
     Net cash provided by financing activities.........................      1,694,000          1,216,000
                                                                          ------------       ------------

Effect of exchange rate changes on cash................................          5,000             11,000
                                                                          ------------       ------------
Net decrease in cash and cash equivalents..............................    (14,929,000)       (16,263,000)

Cash and cash equivalents at beginning of period.......................     33,091,000         57,830,000
                                                                          ------------       ------------

Cash and cash equivalents at end of period.............................   $ 18,162,000       $ 41,567,000
                                                                          ============       ============
Supplemental disclosure of cash flow information:
 .  Cash paid during the period for:
     --- Interest                                                                1,000             60,000
     --- Income Taxes                                                               --                 --

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

    The accompanying notes are an integral part of the financial statements

                            NEXELL THERAPEUTICS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999
                                  (unaudited)

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

(2) Principles of Consolidation

    These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. ("NCI") and its subsidiary, VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3) Comprehensive Loss

    The Company's total comprehensive loss is summarized as follows:

                                      Three Months Ended              Nine Months Ended
                                         September 30,                   September 30,
                                 --------------------------------------------------------------
                                     1999             1998            1999            1998
                                 --------------------------------------------------------------
Net loss                         $(11,922,000)    $ 10,652,000    $(27,032,000)    $(29,727,000)
Foreign currency translation           (9,000)         (83,000)        (24,000)          76,000
 adjustment
Unrealized gain on investments             --          444,000              --          570,000
                                 --------------------------------------------------------------
Total comprehensive loss         $(11,913,000)    $(10,291,000)   $(27,056,000)    $(29,081,000)
                                 ==============================================================

(4) Per Share Information

    Stock options and warrants outstanding were excluded from the computation of diluted loss per share as the impact would be antidilutive. As of September 30, 1999, the Company had 8,669,000 stock options, 7,643,000 warrants outstanding, and Series A preferred stock which is convertible into 25,557,090 shares of Nexell's common stock, $.001 par value (the "Common Stock").

(5) Restructuring Costs

    In 1998, the Company discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir closed all operations and discontinued research and development activities. Innovir continues to seek partners, licensees or purchasers of its technology.

    The three Innovir operating locations, Cambridge, England; Gottingen, Germany; and New York, New York, were closed in 1998. The total number of employees terminated as a result of the restructuring was 44, all of which were terminated by December 31, 1998. Termination payments, however, continued into 1999.

    Fixed assets of the closed facilities, consisting mainly of laboratory equipment, were sold or are held for sale. Costs of $2,625,000 related to the restructuring were expensed in 1998. During the first nine months of 1999, the Company made restructuring related cash payments of $243,000. The balance of the remaining restructuring related accrual was $123,000 at September 30, 1999, and cash payments will be made throughout the remainder of 1999.

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

                             Restructuring      Payments           Balance
                               Provision      Made/Applied    September 30, 1999
                             ---------------------------------------------------
Severance related                $392,000        $351,000               $41,000
Fixed asset impairment            112,000         112,000                    --
                             ---------------------------------------------------
Total                            $504,000        $463,000               $41,000
                             ===================================================

(6)  Restructuring of Sales, Marketing and Distribution Arrangement with Baxter

Effective June 30, 1999, Nexell signed final agreements with Baxter Healthcare Corporation ("Baxter") for the transfer of sales, marketing and distribution responsibilities for the Company's Isolex(R) systems and other cell therapy products from Baxter to Nexell, giving Nexell direct control of sales and distribution of such products. Baxter will receive royalties on Nexell's sales of Isolex(R) and related products. As part of this process, Nexell repurchased inventory previously sold to Baxter. The agreements are being handled separately for the U.S. and the non-U.S. closings. The cost of repurchasing the U.S. inventory is reflected as a reduction in Nexell's reported second quarter sales, and the European inventory repurchase is reflected as a reduction in third quarter sales. Nexell recorded related charges associated with the U.S. transfer of approximately $500,000 at June 30, 1999 and approximately $400,000 at September 30, 1999. Baxter will continue to manufacture and provide equipment service support for the Isolex(R) systems and also agreed to provide a $20,000,000 line of credit. The full integration of U.S. sales and distribution operations by Nexell called for in the agreement, including the transfer of certain Baxter personnel to Nexell's new 20-person U.S. field sales group, has been completed. An interim arrangement is in place in Europe until the completion of the European transition, currently expected to be finalized by the end of the fourth quarter of 1999. European operations will be based in Nexell's new European headquarters in Belgium.

Under the Credit Agreement with Baxter effective June 30, 1999, the Company may borrow up to $20,000,000 in no more than three advances until the Termination Date, with no more than one advance in any calendar quarter. The Company currently has no outstanding borrowing under this line of credit. Interest on each advance accrues at the rate of 6.5% per annum until December 31, 2001, and thereafter becomes payable quarterly with the final installment due on October 1, 2006. The Termination Date is the earlier of September 30, 2000, the maturity date or a Financing Event, defined in the Agreement as a financing where the net cash proceeds to the Company equal or exceed $50,000,000.

(7)  Acquisition of CellPro Assets

On January 29, 1999, NCI consummated an agreement with CellPro Incorporated ("CellPro"), formerly one of NCI's principal competitors, to purchase substantially all the intellectual property assets of CellPro, together with certain related tangible and intangible assets in exchange for 1,882,215 shares of Common Stock, valued by the parties at $3,000,000.

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

Baxter's 19.5% interest in NCI (consisting of common stock, warrants and convertible subordinated debentures), was exchanged for:

 . 3,000,000 shares of Common Stock;

 . an adjustment of the conversion price of the 70,282 outstanding shares of the Company's Series A Preferred Stock owned by Baxter from $5.50 per share to $2.75 per share, which Series A Preferred Stock is convertible after June 17, 1999 into approximately 25,577,000 shares of Common Stock, subject to adjustment for stock splits and combinations, certain dividends and distributions and reclassification, exchange or substitution;

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

As a result of this transaction, the Company recorded approximately $6,282,000 in goodwill which is equal to the fair value of the Common Stock issued. Such goodwill is being amortized over twelve years.

(9)  Sale of Innovir Assets

On August 13, 1999 Innovir closed the sale of a family of patents and patent applications to Ribozyme Pharmaceuticals, Inc. ("RPI"), a Boulder, Colorado-based company engaged in the research and development of ribozyme technology. The patent and patent applications sold are related to certain proprietary chemically modified ribozymes. In the sale, Innovir received $25,000 cash, 134,000 shares of RPI common stock and seven-year warrants to purchase 350,000 additional shares of RPI common stock at $12.00 per share.

Additionally, on May 6, 1999, Innovir agreed to license to Amgen, Inc. certain rights under two patents in consideration of $300,000. Innovir is continuing its efforts to license or sell its technology to other parties.

(10) Equity

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

Three Months Ended September 30, 1999 and 1998

For the quarter ended September 30, 1999, total revenues were $2,243,000, a decrease of $796,000 compared to the quarter ended September 30, 1998. The 1998 revenues reflect product sales by NCI to its former distributor Baxter while the 1999 revenues reflect sales to the end-user customer. The decrease primarily reflects the effect of the repurchase of $3,380,000 of non-U.S. inventory previously sold to Baxter under the sales, marketing and distribution arrangement with Baxter (the "Baxter Distribution Arrangement") which was restructured on June 30, 1999, partially offset by increased sales to end-users. The decrease in gross profit was the result of spreading substantially constant costs over a smaller sales base, and the charges related to the European Baxter Distribution Arrangement restructuring recorded in 1999.

Total operating expenses increased by $247,000 or 2% due to increases in selling and marketing expenses of $1,718,000 or 132%, general and administrative expenses of $611,000 or 24%, and goodwill amortization of $134,000 or 15%, partially offset by decreases in research and development expenses of $286,000 or 5%, and restructuring costs of $1,930,000 or 100%.

The increase in selling and marketing expenses relates to the ramp up of NCI's sales and marketing efforts for the U.S. launch of the Isolexa300 and Isolexa300i, which received final approval from the U.S. Food and Drug Administration ("FDA") on July 2, 1999 and costs related to the assumption of direct sales and distribution responsibilities in Europe from Baxter in the third quarter of 1999.

General and administrative expenses increased primarily due to costs related to the Company's European operations and costs related to the assumption of direct sales and distribution responsibilities in Europe from Baxter.

Goodwill amortization increased due to the amortization of CellPro intangible assets acquired in the first quarter of 1999 and the additional amortization of goodwill recorded in the second quarter of 1999 related to the acquisition of Baxter's interest in NCI.

The decrease in research and development expenses results primarily from discontinuing all Innovir operations and related research and development activities and scaling back research programs within the Company for development projects other than Hypericin, the Company's chemically synthesized hypericin product, and the Company's wound healing agent, VM301.

Restructuring expenses for a one-time charge for the closure of Innovir facilities and related costs was recorded in the third quarter of 1998, while no such costs were recorded during the same quarter of 1999.

Royalty, licensing and other related income increased $620,000. A $25,000 cash payment, 134,000 shares of RPI common stock and seven-year warrants were received from RPI in exchange for certain Innovir assets.

The minority interest in the net loss of consolidated subsidiaries was fully recognized in 1998.

The decrease in interest income of $419,000 or 62% is due to the decrease in the cash and cash equivalents average balance in 1999 as compared to the average balance in the same period in 1998.

A contract settlement expense was recorded in the third quarter of 1998 related to the termination of a research agreement with Columbia University, while no such expense was recorded in the same period in 1999.

Nine Months Ended September 30, 1999 and 1998

For the nine months ended September 30, 1999, total revenues were $9,320,000, an increase of $195,000 compared to the nine months ended September 30, 1998. The increase primarily reflects the launch of the Isolex(R) 300i in the U.S. following FDA approval on July 2, 1999, offset by the second quarter charge for the U.S. inventory repurchase and the third quarter charge for the non-U.S. inventory repurchase from Baxter, for a total of $4,767,000. Gross profit on sales of $2,663,000 in the first nine months of 1999 represents a $464,000 decrease from the same period in 1998, primarily due to the charges related to the Baxter Distribution Arrangement restructuring. The nine-month gross profit percentage in 1999 at 29% is five percentage points below the same period in 1998, due primarily to the impact of the inventory repurchase and the charges related to the Baxter Distribution Arrangement restructuring.

Total operating expenses decreased by $7,064,000 or 19% due to decreases in research and development expenses of $7,017,000 or 34%, general and administrative expenses of $726,000 or 9%, and restructuring costs of $1,426,000 or 74%, partially offset by an increase in sales and marketing expenses of $1,985,000 or 63%.

The decrease in research and development expenses results primarily from discontinuing all Innovir operations and related research and development activities and scaling back research programs within the Company for development projects other than Hypericin and VM301.

General and administrative expenses decreased primarily due to the closing of Innovir operations and the relocation of the Company's headquarters to Irvine, California, offset partially by the creation of a European operation headquarters.

The increase in sales and marketing expenses relates to the ramp up of NCI's marketing efforts for the U.S. launch of the Isolexa300 and Isolexa300i, which received final approval from the FDA on July 2, 1999, and the assumption of the direct sales and distribution responsibilities from Baxter.

Costs related to the restructuring and relocation of the corporate headquarters were expensed during the first quarter of 1999, and costs related to the closure of Innovir facilities were recorded in the third quarter of 1998.

Royalty, licensing and other related income increased $452,000 due to consideration received from RPI in exchange for certain Innovir assets.

The minority interest in the net loss of consolidated subsidiaries was fully recognized in 1998.

The decrease in interest income of $1,312,000 or 61% is due to the decrease in the cash and cash equivalents average balance in 1999, as compared to the average balance in the same period in 1998, and a realized loss on investments, which are classified as trading securities, for the first nine months of 1999 of $330,000.

A contract settlement expense was recorded in the third quarter of 1998 related to the termination of a research agreement with Columbia University, while no such expense was recorded in the same period in 1999.

Liquidity and Capital Resources

The Company had $18,162,000 in cash and cash equivalents as of September 30, 1999 as compared to $33,091,000 as of December 31, 1998, and working capital of $8,910,000 at September 30, 1999 as compared to $32,017,000 at December 31, 1998. Most of the decrease in cash and cash equivalents resulted from cash used in the operations of the Company of $14,103,000 and purchases of equipment for $2,675,000. The decrease in working capital resulted from the decrease in cash and the increase of approximately $6,700,000 in liabilities related to the Baxter Distribution Arrangement restructuring.

Net cash used in operating activities decreased $2,620,000 or 16% from the nine months ended September 30, 1998 due principally to discontinuing all Innovir operations, scaling back research programs within the Company for development projects other than Hypericin, VM301, and spending reductions related to the relocation of the Company's headquarters to Irvine, California.

Effective June 30, 1999, Nexell signed a Credit Agreement with Baxter under which the Company may borrow up to $20,000,000. The Company currently has no outstanding borrowing under this line of credit. See Note (6) to the Condensed Consolidated Financial Statements.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products as well as the step-up of sales and marketing activities at NCI. Based on current projections, which are subject to change, the Company's management believes that the current balance of cash and cash equivalents, together with a $20 million line of credit available from Baxter, is sufficient to fund its operations for approximately the next 24 months. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no guarantee that the Company's present cash and cash equivalents balance and the Baxter line of credit will be sufficient to fund operations for the period expected, or that additional funds will be available to the Company at the expiration of such period on terms favorable to the Company, or at all.

Year 2000 Issues

The Company is aware of and has addressed many of the "Year 2000" issues associated with both information technology ("IT") and non-IT systems which could cause problems and network failures should the systems fail to recognize year designations after 1999.

The Company has reviewed its own computer, communication, software and operating systems and is satisfied they are Year 2000 compliant. Furthermore, the Company has taken proactive measures to ensure the system servers and workstations have been reprogrammed and are Year 2000 compliant.

The Company has upgraded all productivity, communication and accounting software to meet Year 2000 compliance. The Company has tested the accounting systems with the Year 2000 date and management is confident that they are compliant.

The Company has completed most of the identification and testing in the third quarter of 1999. The Company will complete its system-wide testing in the fourth quarter of 1999 and intends to correct any system failures by the end of the fourth quarter of 1999. The Company feels its Year 2000 risks are minimal. The Company spent approximately $750,000 in 1998 to upgrade its systems which brought it into Year 2000 readiness. Management does not expect any significant additional upgrade costs.

The Company will continue to contact critical suppliers, collaborators, partners and vendors to determine if their operations, as they relate to the Company, are Year 2000 compliant. During the fourth quarter of 1999, the Company will complete and implement certain contingency plans if any such critical third parties are determined to be Year 2000 non-compliant.

Although the Company will take all practical measures to prevent problems related with the Year 2000 issue, such problems and failures may occur which could seriously affect the Company's operations. Because of the unprecedented nature of such problems, the extent of the effect on the Company's operations cannot be certain.

The Company's product lines all operate independently of the date or time of day. Thus, the transition to the year 2000 is not expected to affect their operation.

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

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:
         ---------

 10.43   Letter Agreement dated as of April 15, 1999 between      Filed herewith
         Nexell and Richard L. Dunning.                           electronically

 10.44   Letter Agreement dated as of August 20, 1999 between     Filed herewith
         Nexell and L. William McIntosh.                          electronically

 10.45   Letter Agreement dated as of April 15, 1999 between      Filed herewith
         Nexell and David A. Jackson, Ph.D.                       electronically

 27      Financial Data Schedule

     (b)   Reports on Form 8-K:
           -------------------

      The Company filed a Current Report on Form 8-K filed July 9, 1999, under
      Item 5, announcing the FDA approval to market the Isolex(R) magnetic cell selection system, including the Isolex(R) 300 and the Isolex(R) 300i, in the United States. FDA approval was effective July 2, 1999.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 12, 1999


                            NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                  (Registrant)



                      By:                 /s/  Richard L. Dunning

                                         ----------------------------
                                         Richard L. Dunning
                                         Chairman of the Board and
                                         Chief Executive Officer



                      By:                 /s/  William A. Albright
                                         ---------------------------------------
                                         William A. Albright
                                         Chief Financial Officer