Form 10-K
period 1999-12-31
NEXELL THERAPEUTICS INC
filed 2000-03-30
CIK 864009

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

            [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                      OR

            [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                          Commission File No. 0-19153

                           NEXELL THERAPEUTICS INC.
            (Exact name of Registrant as specified in its charter)

                        Delaware                      06-1192468
             (State or other jurisdiction of       (I.R.S. Employer
             incorporation or organization)       Identification No.)

              9 Parker, Irvine, California              92618
         (Address of principal executive offices)     (Zip Code)

              Registrant's telephone number, including area code:

                                (949) 470-9011
          Securities registered pursuant to Section 12(b) of the Act:

                                     None

          Securities registered pursuant to Section 12(g) of the Act:


                         Common Stock, $.001 par value
                      Common Stock Subscription Warrants

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X   No __
    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $426,009,264 on March 20, 2000 based on the closing price of the Common Stock on such date. For purposes of this calculation, shares owned by officers, directors, and 5% stockholders known to the Registrant are deemed to be owned by affiliates.

     The aggregate number of outstanding shares of Common Stock, $.001 par value, of the Registrant was 73,736,357 on March 20, 2000.

================================================================================

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement (the "2000 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (April 28, 2000) are incorporated by reference in
Part III.
                                     PART I

ITEM 1.  BUSINESS

Disclosure Regarding Forward Looking Statements

     This Report on Form 10-K contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's business strategy and expectations contained in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, and the possible need for additional capital), many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

General

     Nexell Therapeutics Inc. ("Nexell" or the "Company") (formerly VIMRx Pharmaceuticals Inc.) is an Irvine, California-based biotechnology company. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI") is developing products utilizing cell selection technology in cell therapy for cancer and other life-threatening diseases. NCI is a leader in cell selection technology and currently sells cell selection products in Europe, the United States and Canada. The Company previously operated two other biotechnology subsidiaries engaged in the discovery and development of biopharmaceuticals, Innovir Laboratories, Inc. ("Innovir") and Vimrx Genomics, Inc. ("VGI"), both of which have ceased operations. Beginning in 1998, Nexell's principal business has been NCI's cell therapy operations.

Business of NCI

  NCI is engaged in the development, manufacture, marketing and distribution of cell selection systems, including specialized instruments, biologicals, reagents, sterile plastics sets and related products used in ex vivo stem cell research and therapies. NCI's cell processing systems are used in the research and clinical treatment of diseases, including various forms of cancer, autoimmune diseases, gene therapy and dendritic cell therapy.

  NCI currently markets Isolex Cell Selection systems that consist of automated, sterile path instruments along with companion reagents/biologicals kits and sterile plastic disposable sets. These systems are used for the positive clinical separation of specific cell populations from blood and bone marrow (positive cell selection). In positive cell selection, a targeted cell population is captured and retained for reinfusion or for further biological manipulation. For each selection procedure, the customer typically uses one reagent kit and one disposables set. Consequently, the installed base of cell selection instruments should generate a stream of future consumables revenues in excess of the revenue resulting from the placement of the instrument itself. NCI has offered three versions of the Isolex(R) Cell Selection instrument: the smaller scale Isolex(R) 50 Cell Separator for research use; the clinical scale semi-automated Isolex(R) 300 Cell Separator; and the fully automated Isolex(R) 300i Cell Separator. The Isolex(R) 300 Cell Separator is currently marketed principally for therapeutic and/or research purposes in the United States and Europe. In early 1999, NCI began introducing to the European market an improved version of the Isolex(R) 300i (2.0 version) which allows positive cell selection (capturing cells that are desired) and negative selection (eliminating cells that are not wanted) in a single procedure. Subsequently, in the third quarter of 1999, NCI introduced the next upgraded version in Europe, version 2.5, with further enhancement to the Isolex(R) 300's system features and performance. The Company intends to provide ongoing product enhancements to keep the Isolex platform competitive.

  In addition to the positive selection Isolex(R) Cell Separator, NCI markets the MaxSep(R) System. The semi-automated MaxSep(R) System is a negative selection system in which undesired cells are removed from a diverse population of cells. The MaxSep(R) System is currently marketed for therapeutic purposes in Europe.

  NCI also markets various cell storage and handling products that are typically utilized in the cell processing cycle by NCI's cell selection system customers. These products include the following: Cryocyte(TM) containers used in the freezing of blood components; Lifecell(R) X-FoldTM and Stericell(R) containers, all of which provide a closed system environment for culturing cells; the Solution Transfer Pump, an automated, programmable pump for filling bags and splitting cell cultures; and Harvester(TM), a cell collection device used primarily to reduce large cell volumes. In addition, NCI markets an in vitro tumor diagnostic product, the CytonexTM Immunocytochemistry ("ICC") kit. The Company believes that these products are complementary to the Isolex cell selection systems, and provide enhanced customer support.

  For a description of the Company's customer sponsored research and development programs, see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Customer Sponsored Research and Development Programs."

Relationship with Baxter Healthcare Corporation

  Overview

  The Company's significant operating activities began with its December 1997 acquisition of the business of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"). In connection therewith, the Company entered into several agreements with Baxter by which Baxter agreed to perform certain activities related to the Division. In 1999, the parties entered into additional agreements to restructure Baxter's ownership interest in the Company and NCI and to modify their business arrangements.

  December 1997 - Acquisition of the Immunotherapy Division

  In December 1997, the Company acquired substantially all of the assets of the Division. In exchange for these assets, Baxter received (i) 11,000,000 shares of Nexell Common Stock ("Common Stock"), (ii) 66,304 shares of the Company's Series A Convertible Preferred Stock, convertible into Common Stock at a conversion price of $5.50 per share, (iii) 19.5% of the outstanding common stock of NCI,
(iv) a warrant to purchase an additional 6% of the then outstanding common stock of NCI for an aggregate $6,000,000, and (v) the right to receive payments up to $21,000,000 from NCI upon the occurrence of certain future events. The

$21,000,000 represents the maximum potential amount that could be paid by the Company when, and if, certain FDA and European regulatory approvals are obtained. As the amount of the contingent consideration, if any, was not determinable nor was the achievement of the approvals considered probable at the date of the acquisition, it was excluded from the determination of the cost of the acquisition. In addition, Baxter purchased $30,000,000 principal amount of NCI's 6 1/2% convertible subordinated debentures. Many of these terms have been renegotiated as set forth below.

  Marketing, Sales and Distribution Agreement ("Distribution Agreement").  NCI
  -----------------------------------------------------------------------
appointed Baxter as its exclusive worldwide marketing, sales and distribution entity for NCI's Isolex(R) and Maxsep(R) products and reagent kits, with the right of first offer with respect to acquiring such rights for NCI's future products. NCI agreed to supply to Baxter products and kits at a discount to NCI's suggested retail price. The Distribution Agreement was, by its terms, to expire December 17, 2008. However, as described below, as of November 30, 1999, the parties terminated the agreement.

  Services Agreement.  Baxter agreed to provide the following services as
  ------------------
necessary to meet NCI's requirements: access to Baxter's Information Management Center; quality and compliance training; access to the Baxter Institute for Training and Development; and access to specific accounts through Baxter's General Ledger and Fixed Assets Systems. NCI agreed to pay only for those services requested. In addition, Baxter agreed to manufacture, warehouse and manage inventory for certain clinical codes under protocols in accordance with the terms of the Hardware and Disposables Supply Agreement and the Hardware and Disposables Manufacturing Agreement and, at its option, to manufacture certain prototype products for the research market at a cost to NCI of time and materials plus 20%. Baxter's obligation to provide the services was extended until June 30, 1999, at which time (as described below) the Services Agreement was terminated.

  Hardware and Disposables Manufacturing Agreement.  Baxter agreed to
  ------------------------------------------------
manufacture on a non-exclusive basis for NCI certain Isolex(R) and Maxsep(R) products and components and to complete assembly of Isolex(R) and Maxsep(R) instruments and disposable sets. NCI agreed to pay Baxter's Fully Loaded Cost for the products and components for the first three years, and Baxter's Fully Loaded Cost plus 15% for the remaining years. Baxter's "Fully Loaded Cost" means the cost to Baxter of manufacturing the items, including any royalties payable by Baxter in connection with such manufacturing. The Agreement expires on December 17, 2002.

  Antibody Manufacturing and Storage Agreement.  Baxter agreed to manufacture on
  --------------------------------------------
a non-exclusive basis for NCI certain antibodies, reagents and reagent kits used in connection with the Isolex(R) and Maxsep(R) products. NCI agreed to pay Baxter's Fully Loaded Cost for the antibodies, reagents and reagent kits for the first three years, and Baxter's Fully Loaded Cost plus 15% for the remaining years. The Agreement expires on December 17, 2002.

  Hardware and Disposables Supply Agreement.  Baxter agreed to supply to NCI
  -----------------------------------------
certain of Baxter's products and components in conjunction with the manufacture, use and sale of Isolex(R) and Maxsep(R) products. Baxter granted to NCI the exclusive worldwide royalty-free right to distribute such products and components in connection with ex vivo cell processing, subject to certain exceptions. NCI agreed to pay Baxter's Fully Loaded Cost for the products and components for the first three years, Baxter's Fully Loaded Cost plus 15% for the next two years and Baxter's Fully Loaded Cost plus 30% for the remaining years. The Agreement expires on December 17, 2008.

  License Agreements.  Pursuant to four separate sublicense agreements, Baxter
  ------------------
sublicensed to NCI its rights under the following licenses: license from Baxter and Becton, Dickinson & Company to certain CD34+ cell population and related antibody and method patents (the "First License"); license from Becton, Dickinson & Company ("Becton Dickinson") to certain B cell antibodies; license from Chiron Therapeutics to certain breast cancer antibodies; and license from Professor Bernd Dorken to certain B Cell antibodies. In addition, pursuant to a royalty assignment and agreement, Baxter assigned to NCI its rights to receive royalties under three sublicenses Baxter had previously granted under the First License.

  Non-Competition and Confidentiality Agreement.  Each party agreed not to,
  ---------------------------------------------
directly or indirectly, engage in, render advisory services to an entity that engages in, or be a joint venturer, partner, licensor or shareholder of more than 2% of any entity that engages in, the marketing, sale or distribution of any product that directly competes with certain products of the other. In the case of Baxter's products, such protected products are for use in on-line separation of human blood into its constituents. In the case of the Company's and NCI's products, such protected products are for use in ex vivo cell selection or genetic alteration and/or expansion in combination with such selection. Baxter's non-competition obligations expire on the later of December 17, 2004, one year after the date on which Baxter does not own 10% of NCI's common stock nor has a seat on NCI's board of directors, or the termination of the Marketing, Sales and Distribution Agreement. The Company's obligations expire on the later of December 17, 2004, or one year after the date on which the Company does not have voting control of NCI nor has a seat on NCI's board of directors. NCI's obligations expire on the later of December 17, 2010, or the termination of the Hardware and Disposables Supply Agreement.

  The Company and Baxter are also parties to a Registration Rights Agreement dated December 17, 1997 whereby the Company has granted certain demand and piggyback rights to Baxter.

  The Company, certain current and former directors of the Company, and Baxter are also parties to a Voting Agreement, dated December 17, 1997, pursuant to which all parties agreed to vote all of their Common Stock in favor of one Baxter-nominated director. In addition, Baxter has agreed to vote all of its Common Stock in favor of the nominees for director recommended by the Company's nominating committee, or, if there is no such committee, by a majority of the Board of Directors. The Voting Agreement will remain in effect as long as Baxter continues to own at least 3% of the Common Stock. Baxter's obligations under the Voting Agreement will terminate if the "Threshold" (as set forth in a Side Letter Agreement dated November 24, 1999 between the parties described below) is met.

  January 1999 through June 1999 - Transfers of Ownership and Assets

  In early 1999, the Company and Baxter agreed that it would be in the best interests of both parties to (i) restructure Baxter's ownership interests in the Company and NCI, and (ii) modify certain business arrangements among the Company, NCI and Baxter. In January 1999, the Company and Baxter agreed that the Company would purchase Baxter's interest in NCI (other than Baxter's right to milestone payments), resulting in the Company owning 100% of NCI. In exchange for the common stock, warrant and convertible debentures of NCI then held by Baxter, Baxter received (i) 3,000,000 shares of Common Stock, (ii) a warrant to purchase an additional 5,200,000 shares of Common Stock at an exercise price of $1.15 per share, (iii) a change in the conversion price of the 70,282 shares of Series A Convertible Preferred Stock then held by Baxter (an increase from 66,304 shares resulting from dividends payable in kind) from $5.50 to $2.75 per share, and (iv) approximately $33,000,000 principal amount of the Company's 6 1/2% convertible subordinated debentures (replacing the $30,000,000 principal amount of NCI's 6 1/2% convertible subordinated debentures, plus accrued interest).

  Following the closing on May 28, 1999 (which occurred after stockholder approval of the transaction at the Company's May 25, 1999 annual meeting of stockholders), NCI became a wholly owned subsidiary of the Company. As of December 31, 1999, Baxter owns approximately 19% of the outstanding Common Stock without giving effect to the possible conversion or exercise by Baxter or others of additional securities they own.

  In June 1999, the Company and Baxter entered into a series of agreements dated June 30, 1999 pursuant to which, among other things, Baxter transferred the sales, marketing and distribution responsibilities for Isolex(R) and the Company's other cell therapy products to the Company. Pursuant to an asset transfer agreement, the Company agreed to purchase from Baxter the finished goods inventory, copies of customer lists and accounting books and records, hardware and related assets leased or owned, and agreements with customers and service contracts, all relating to the products previously marketed and distributed by Baxter under the Distribution Agreement. In addition, certain Baxter personnel transferred to the Company and became part of the Company's worldwide sales force. The purchase price for the transferred assets was equal to the price Baxter as a distributor had originally paid to NCI for the finished goods inventory plus the net book value of all other transferred assets. The closing for the transfer of assets in the United States and Canada occurred on June 30, 1999 and in the rest of the world occurred on November 30, 1999. For the year ended December 31, 1999, the Company's cost of repurchasing the inventory in the United States was approximately $1,000,000 and in the rest of the world was approximately $2,000,000. Additionally, the Company purchased approximately $1,200,000 in devices classified as fixed assets.

  In connection with the asset transfer, the Company and Baxter also entered into a royalty agreement pursuant to which Baxter will receive a royalty of 5% on the Company's net sales of Isolex(R) and related cell therapy products from January 1, 2001 until December 17, 2008. (Baxter would also be entitled to a royalty of 5% on the Company's net sales of the foregoing products in excess of $50,000,000 in the year 2000, which management feels highly unlikely to occur). In addition, Baxter extended a $20,000,000 line of credit to the Company pursuant to a credit agreement, which agreement terminated by its terms without being drawn on, upon the closing of the November 1999 financing described below.

  As of June 30, 1999 and November 30, 1999, respectively, the Services Agreement and Distribution Agreement were terminated. The Company now has direct control of sales of its Isolex(R) and cell therapy products through its field sales group in the United States and its European headquarters in Belgium. For regions outside the United States, Canada and Western Europe, NCI and its European subsidiary are entering into arrangements with third party distributors for distribution of the Isolex(R) and cell therapy products. The Company is entering into distribution agreements with distributors unrelated to Baxter in portions of Northern and Southern Europe and East Asia. In addition, NCI's European subsidiary has executed an agreement with a Baxter subsidiary for distribution in Eastern Europe, portions of North Africa and the Middle East. NCI and its European subsidiary have also entered into several interim services agreements with Baxter pursuant to which Baxter will continue to provide services in Europe and certain other regions relating to warehouse and shipping, information systems, general infrastructure and administrative support, quality assurance and regulatory affairs.

  Baxter has also agreed to continue to provide worldwide services relating to the installation, repair and maintenance of NCI's cell therapy products pursuant to the terms of several instrument services agreements dated June 30, 1999 and November 30, 1999 covering various regions of the world where such products are sold. Pursuant to the agreements, NCI (or its European affiliate, Nexell International SPRL) will provide training to Baxter personnel, and such personnel will provide the services as requested by NCI or its customers. NCI will pay for the services an amount equal to Baxter's Fully Loaded Cost, plus 15% in the case of the United States, Canada and Europe, and plus 20% in the rest of the world. The instrument services agreements expire upon termination of the Manufacturing Agreement.

  Notwithstanding the termination of the Distribution Agreement, the parties have agreed that Baxter's obligations with respect to the delivery of Isolex(R) and other cell therapy products under the Manufacturing Agreement, Antibody Agreement and Supply Agreement shall remain in full force and effect.

  The assets purchased from Baxter in conjunction with the termination of the supply and manufacturing agreements were accounted for as an asset purchase for cash. The types of items purchased include saleable inventory, Isolex(R) devices that are located in customer sites both in the United States and in Europe and minor amounts of promotional materials. The purchase price for the inventory was equal to the price Baxter as a distributor had originally paid to the Company. The Isolex(R) devices were purchased and recorded at their net book value, which the Company believes approximated the fair market value.

  November 1999 - Private Placement Financing

  On November 24, 1999, the Company closed a private placement of its securities to certain institutional investors pursuant to the terms of a securities agreement (the "Securities Agreement"). The private placement consisted of the issuance of (i) 63,000 shares of the Company's newly designated Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), convertible at the option of the holder at any time until November 24, 2006 (at which time the conversion is automatic) into shares of Common Stock at $2.75 per share, subject to anti-dilution adjustment in certain circumstances; (ii) one right per share of Series B Preferred Stock to put such share to Baxter International Inc. ("Baxter International"), an affiliate of Baxter, from November 24, 2002 until November 24, 2004 unless earlier terminated (the "Put Rights"); (iii) warrants to purchase up to 3,000,000 shares of Common Stock at a purchase price of $3.00 per share, subject to anti-dilution adjustment in certain circumstances, exercisable for five years; and (iv) a class of performance warrants to purchase shares of Common Stock at a purchase price of $.01 per share, subject to anti-dilution adjustment in certain circumstances, exercisable after five years. The number of performance warrants that may be exercised adjust based upon the closing price of the Common Stock at the date of exercise, ranging from zero (if the closing price exceeds $5.00 per share) to 6,000,000 shares (if the closing price is equal to or less than $3.00 per share). Net proceeds to the Company from the private placement were approximately $60,400,000. The Company used a portion of the proceeds to retire all of the approximately $33,900,000 of the Company's convertible debentures held by Baxter, and intends to use the remainder of the proceeds for general corporate purposes.

  On November 24, 1999, the Company and Baxter International entered into an agreement (the "Side Letter Agreement") to provide that the conversion price for the Series B Preferred Stock purchased by Baxter International in the event the Put Rights are exercised (the "Put Series B Preferred Stock") would be adjusted on November 24, 2004 (or earlier, if 100% of the Series B Preferred Stock is put to Baxter International) but only in the event that an amount in excess of $15,000,000 is purchased by Baxter International, as follows: (i) for the Put Series B Preferred Stock in an amount up to $53,000,000 (computed on the basis of the liquidation preference for such stock) (the "Threshold"), the conversion price would be adjusted to equal the closing price of the Common Stock on the respective date or dates such Series B Preferred Stock was purchased by Baxter International (including purchases below the $15,000,000 amount), less a 5% discount (subject to a floor price equal to the closing price of the Common Stock on November 24, 1999, unless shareholder approval is obtained if required by the rules of the Nasdaq Stock Market); (ii) for the Put Series B Preferred Stock in an amount in excess of the Threshold, then the conversion price would be adjusted to equal the closing price of the Common Stock on November 24, 1999. The dollar amount of the Put Series B Preferred Stock would be deemed to accrue interest (payable in kind in shares of Series B Preferred Stock) from the respective date or dates the Series B Preferred Stock is put to Baxter International to the date the adjusted conversion price is determined, at a rate equal to the applicable three-year U.S. Treasury Note rate at the date of each such purchase, plus 100 basis points. In the event that the foregoing conversion adjustments would not be permissible under Delaware law, the Company has agreed to take such action as is appropriate to exchange the Put Series B Preferred Stock for an equal number of shares of a new series of preferred stock of the Company, having the identical terms, conditions, preferences and rights of the Series B Preferred Stock, except that it would bear the conversion price adjustment described above.

  The Company and Baxter International also entered into a Put Agreement dated November 24, 1999 pursuant to which the parties made certain representations to each other, and agreed to take certain actions in connection with, and to provide for certain rights and remedies regarding the transactions contemplated by, the Securities Agreement.


  On December 17, 1999, pursuant to the terms of the Series A Preferred Stock owned by Baxter, the Company issued 4,216 additional shares of Series A Preferred Stock to Baxter representing dividends payable in kind.

Acquisition of CellPro Assets
------------------------------

  On January 29, 1999, the Company completed the purchase of certain assets of CellPro Incorporated ("CellPro"). Assets purchased included substantially all of CellPro's intellectual property rights, patents, antibodies and related cell banks, and license rights. These assets were acquired in exchange for 1,882,215 shares of Common Stock with a fair market value of $3,000,000. The fair market value was determined based upon the average closing price of the Common Stock for the 15 business days which ended prior to the closing of $1.59 per share. The transaction was accounted for as an asset purchase.

  CellPro had developed, and the FDA approved, CellPro's Ceprate(R) SC Stem Cell Concentration System (the "Ceprate(R) System") for use in autologous (i.e., self-donated) bone marrow and stem cell transplantation, and was developing additional potential applications for the Ceprate(R) System. The Ceprate(R) technology utilized the CD34+ monoclonal antibody and purified stem cell technology, which are patented technologies originally licensed to Baxter in the therapeutic field, directly or indirectly, by Becton Dickinson and Johns Hopkins University ("Johns Hopkins"). Baxter sublicensed these technologies to NCI in December 1997.

  In the course of patent infringement litigation brought against CellPro by Becton Dickinson, Johns Hopkins and Baxter, CellPro filed a "citizen's petition" before the FDA seeking to require the FDA to adopt certain procedures in its review of NCI's premarket approval application for the Isolex cell separation systems which could have delayed or prevented FDA approval of the application and also filed a petition before the Department of Health and Human Services ("HHS") requesting the exercise of so-called "march-in rights," a form of compulsory licensing, with respect to the patents underlying the CD34+ sublicense. CellPro was found to have infringed the patents underlying the CD34+ technology, was ordered to pay damages and was enjoined from manufacturing and selling the Ceprate(R) System. A limited stay of that injunction was granted allowing CellPro to continue supplying the Ceprate System to transplant centers in the U.S. pending approval of the Isolex(R) System (or another stem cell selection device), provided that it paid a court-ordered royalty to Johns Hopkins and its licensees.

  Pursuant to the CellPro Acquisition Agreement, CellPro filed a petition for reorganization under Chapter 11 of the Federal Bankruptcy Code on October 28, 1998. Among other things, the Acquisition Agreement required CellPro (1) to withdraw its citizen's petition(s) before the FDA, and otherwise to refrain from attacking NCI's premarket approval application for the Isolex cell separation systems, and (2) to withdraw its petition before the HHS requesting the exercise of so-called "march-in rights" with respect to the patents underlying the CD34+ sublicense.

  In a related transaction, Baxter acquired the right to distribute the disposable kits used in connection with CellPro's Ceprate(R) cell processing equipment. CellPro agreed to maintain its technical support and continue to perform its regulatory reporting and compliance responsibilities for a limited period of time after the closing.

  The intellectual property and other assets acquired by NCI consists of patents (granted and pending), license agreements, antibodies and related master cell banks and working cell banks for such antibodies, clinical and research protocols, copyrights, copyright registration applications, trademarks and trademark applications, software, supply agreements, marketing materials and books and records. Some of the monoclonal antibody lines included in the purchased assets may expand the potential range of diseases for which therapies utilizing the Isolex(R) technology may be developed. Similarly, the data from clinical trials conducted by CellPro, the rights to which were acquired by NCI, could lead to additional diseases or other medical indications which could be treated using the Isolex(R) technology. Additionally, included in the assets are rights to two diagnostic kits related to the detection and enumeration of certain types of cancer cells. NCI began marketing the first of these kits, the Cytonex(TM) Immunocyto Chemistry kit in mid-year 1999. The second diagnostic product, the Tumor Enrichment Column (TEC(TM)), is in clinical testing under a Phase II National Cancer Institute Small Business Innovation Program grant.

Innovir Laboratories, Inc.

  In June 1998, the Company determined that the operations of its 85% owned subsidiary, Innovir, no longer fit into the Company's long-term business strategy. At that time, the Company had completed its funding commitments to Innovir under its December 31, 1997 agreement, and notified Innovir that no further funding would be provided. Innovir closed its Cambridge, England operations on or about November 30, 1998, and closed its remaining operations, located in Gottingen, Germany and New York, New York, on December 31, 1998. Innovir completed technology sales and license arrangements during 1999 and will continue to seek additional opportunities to out license its remaining technology. Innovir's common stock was delisted from the Nasdaq Small-Cap Market and later from the OTC Bulletin Board and now trades via "pink sheets" maintained by the National Quotation Bureau, LLC.

Patents and Licenses

NCI
---

  NCI's intellectual property estate includes four general patent families:

          1.  Selection systems;
          2.  Bioreactor and culture systems;
          3.  Reagents for use in selection; and
          4.  Cell culture and cell compositions.

  The selection system encompasses the Isolex(R) Cell Separator and similar instruments. This patent family includes patents and patent applications directed to the basic selection device having two magnets for capturing the paramagnetic beads and patents and applications directed to the specific device configuration. The disposable set for the Isolex(R) 300i Cell Separator incorporates a spinning membrane technology, used for cell washing, the patent rights to which are sub-licensed from Baxter.

  At the time of the acquisition of NCI, Baxter granted to NCI sublicenses of substantially all of Baxter's rights under four license agreements, and NCI assumed substantially all of Baxter's obligations as licensee thereunder, including payment of all royalties, annual maintenance fees and other required payments. Two of the sublicenses are under licenses to Baxter from Becton Dickinson and relate, respectively, to (i) CD34+ technology for use in applications other than diagnostic applications and (ii) certain antibodies which attach to CD20+ and CD10+ B cells. A third sublicense is under a non-exclusive license from Chiron Therapeutics, and relates to the manufacture, use and sale of specific antibodies and cell lines for the ex vivo therapeutic treatment of human cancer. The fourth sublicense is under a non-exclusive license from Professor Bernd Dorken and relates to certain cell lines for the production of antibodies to be used in the extracorporeal therapeutic treatment or diagnosis of Non-Hodgkins lymphoma and other specified malignancies.

  Nexell has also completed two worldwide licensing agreements with Diaclone S.A. ("Diaclone") in Besancon, France. The first agreement grants Nexell an exclusive license to Diaclone's CD2 antibody, the marker for all T cells. The second agreement provides access to six additional antibodies, including CD138, useful for purging myeloma cells; CD25, a T cell activation marker that may facilitate the removal of alloreactive cells from a stem cell graft prior to transplant; CD56 and CD16, markers for NK (natural killer) cells; CD14, a monocyte marker; and CD4, the marker for T-helper cells.

  In October 1999, the United States Patent and Trademark Office (the "Patent Office") issued to NCI a patent relating to a peptide which binds to CD34+ antibody and releases CD34 cells, which is a critical component of the Isolex(R)
system.    A similar patent has been issued in Europe and Australia.  These patents relate to the method of using a peptide to compete for the binding site of a cell-capturing antibody, thereby displacing the antibody and releasing the target cells essentially free of contamination by any of the reagents used in the cell selection process. These released cells can then be used for transplantation, cell therapy, or as target cells for gene therapy.

  In 1999, the Patent Office issued two new patents to NCI and allowed one additional patent relating to the infusion of neutrophil (white blood cells responsible for fighting bacterial infections) precursor cells for the treatment of neutropenia (a common side effect of high dose chemotherapy characterized by a deficiency of neutrophils and an increased susceptibility to infection). Human neutrophil precursor cells are a type of immature blood cell which mature into neutrophils. These patents compliment and extend previoiusly issued U.S. patents on methods and use of these cells. An additional U.S. patent to which Nexell has licensing rights from the National Institutes of Health ("NIH") was also allowed. This patent relates to the use of substances that bind a retrovirus and a cell to enhance the transduction (uptake and incorporation of retrovirus into cells). A transduction process is a component of many retroviral vector gene therapy procedures.

  As part of the acquisition of intellectual property from CellPro, as discussed above, NCI also has patent rights to one U.S. patent on culture expansion of CD34 cells, and patents relating to CellPro's Ceprate(R) cell processing device. In 1999, NCI was in receipt of two additional U.S. patents as part of the CellPro acquisition relating to linking compounds to bind antibodies to other moieties.

Other Intellectual Property
---------------------------

  Certain of the Company's subsidiaries in the past had pursued development of several potential therapeutic compounds. Hypericin, a chemically synthesized analog of St. John's wort, was under investigation by the Company for treatment of glioblastoma multiforme, a serious form of brain cancer, among other diseases. The Company is completing Phase IIA clinical trials in a variety of proliferative dermatological disorders at which time it will cease active commercial development of this compound. The Company is considering out-licensing the compound to other parties. Pursuant to an agreement dated June 1, 1988, as amended, between the Company and New York University and YEDA Research Development Co., Ltd., an Israeli corporation engaged in the commercial exploitation of scientific developments by scientists at the Weizmann Institute of Science in Israel (New York University and YEDA, collectively, the "Hypericin Licensors"), the Company was granted a limited worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin.

  VM301 is a drug candidate that was under investigation by the Company for treatment of wound healing. The Company continues ongoing limited development but intends to ultimately out-license VM301 to other parties. The patent rights to VM301 are owned by the Company.

Manufacturing

  Nexell has no manufacturing capability and has contracted with Baxter to manufacture and package its Isolex(R) and MaxSep(R) products as well as supplies used by those products. See "Relationship with Baxter Healthcare Corporation." Nexell also contracts with Dynal, a Swedish reagent company, for the supply of paramagnetic beads for use in cell selection. The Company also contracts with certain other companies for supply of monoclonal antibodies, reagents and/or plastics.

Government Regulation

  The Company has acquired or developed technologies which are intended to lead to commercialization of diagnostic and therapeutic medical products. The Company's products are currently undergoing, or will be required to undergo, the difficult and costly approval process for development, manufacture and sale established by the FDA, and may be subject as well to state and foreign regulations.

  In order for drug products to obtain pre-market approval from the FDA, the Company must conduct pre-clinical studies, including animal studies, to generate preliminary information on the product's efficacy and safety. An investigational new drug application must then be filed and approved in order to proceed with human clinical trials. These clinical trials, which are done in three phases, normally take two to five years to complete. If the clinical trials are successful, the Company will file a new drug application containing both the pre-clinical and clinical data to receive approval to market the product. This process requires substantial expense, time and effort and there is no guarantee that approval will be granted on a timely basis, if at all.

  Medical devices follow a similar process for approval although the length and difficulty of the process varies with the level of controls which the FDA determines are necessary to insure their safety and effectiveness. Based on these controls, the devices are put into three classes, i.e., Class I, Class II, Class III. Two types of pre-market approval are granted on devices. A 501(K) clearance is given if the device is deemed to be "substantially" equivalent to a legally marketed Class I or Class II device. A Pre-Market Approval ("PMA") application is necessary for Class III, highest risk devices. It requires valid scientific evidence, including clinical trials, to demonstrate the safety and effectiveness of the device and usually requires tests similar to a filing for a drug product. A 501(K) clearance generally requires 6 months to a year to obtain, while the PMA can take one to three years and possibly longer.

  The Company's principal product, the Isolex(R) 300i was cleared for marketing in Europe in June 1996, in Canada in May 1999 and in the U.S. through the PMA process in July 1999. The Company is conducting additional clinical studies with several of its products to pursue additional indications for its products.

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

  In general, NCI faces competition from cell processing device companies. Like NCI, there are several product-focused companies attempting to develop turn-key devices for cell processing. Although the sale of CellPro's intellectual property to NCI effectively eliminated CellPro as a competitor in the cell separation market, other competitors or potential competitors remain, including Miltenyi Biotec GmbH, Eligix, Inc., Novartis/SyStemix, and Aastrom Biosciences Inc. NCI's competitive position will be determined in part by which cell selection products are ultimately approved for sale by regulatory authorities. See "Government Regulation" above.

Employees

  Nexell had 150 full-time employees at December 31, 1999. The Company believes that relations with its employees are satisfactory.


Consultants

  The Company is dependent on third parties for significant aspects of its research and development operations. In certain cases, consultants are used to perform or supervise such activities. Consultants have also been retained to assist in supervising the FDA regulatory process, monitoring the human clinical trials and establishing the toxicology tests for hypericin.

  The Company has retained several consultants as part of conducting human clinical trials in connection with the Hypericin and VM301 programs. The Company also retains financial consultants.

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

Executive Officers of the Company

The following is a list of current executive officers of the Company and of individuals who may be deemed to be executive officers of the Company.

     Name                         Age   Position
     ----                         ---   --------
     Richard L. Dunning           54   Chairman of the Board and Chief Executive
                                       Officer

     L. William McIntosh          54   Director, President and Chief Operating
                                       Officer; Chief Executive Officer

     William A. Albright, Jr.     42   Senior Vice President, Chief Financial
                                       Officer, Treasurer and Secretary

     William Wong, Ph.D.          51   Executive Vice President, Business
                                       Development

     Dennis E. Van Epps, Ph.D.    53   Vice President, Research, NCI

     Amy Ross, Ph.D.              46   Vice President, Diagnostics, NCI

     David J. Hirsch              46   Vice President, Global Sales &
                                       Administration, NCI

___________________________

     RICHARD L. DUNNING was elected Chairman of the Board of Directors in May 1999 and has been Chief Executive Officer of the Company since April 1996.
Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Pharmaceuticals Company) from 1991-1995. Mr. Dunning also serves as a director of Epoch Pharmaceuticals, Inc. and Endorex Corp.

     L. WILLIAM McINTOSH was elected President and Chief Operating Officer of the Company in May 1999, and has served since March 1, 1998 as President and Chief Executive Officer of NCI. On March 16, 2000, Mr. McIntosh was elected to the Board of Directors of the Company. From May 1997 through February 1998, he served as Senior Vice President, Business Development and Finance and Chief Financial Officer of the Company. Prior to joining the Company, Mr. McIntosh served as Senior Vice President Business Development, Commercial Operations for Zynaxis, a biotechnology company with both drug delivery and diagnostic technologies from 1993, and was an independent industry consultant who, for some time, worked exclusively for SmithKline Beecham.

  WILLIAM A. ALBRIGHT, JR. joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in May 1999. Prior to joining the Company he was a consultant to the healthcare industry. From 1996 to 1998, he was Chief Financial Officer of LocalMed, Inc., a venture-stage medical device company developing products for interventional cardiology. From 1994 to 1996, he was Chief Financial Officer of Connetics Corp., a biopharmaceutical company. He joined Connetics as the third employee and helped build the organization from the venture-backed spin-off of Genentech Inc. into a freestanding publicly traded company. Earlier in his career he held senior positions within the medical device group of Eli Lilly and Company.

  WILLIAM WONG, Ph.D. has served as Executive Vice President, Business Development of the Company since February 1998. Prior to joining the Company, he served as Executive Director of Business Development of Intracel Corporation from 1995, with responsibility for worldwide in-and out-licensing, development, marketing partnerships and strategic alliances. Previously, he held the position of Senior Vice President and General Manager of the Diagnostics Division of Zynaxis Cell Science.

  DENNIS E. VAN EPPS, Ph.D. joined NCI as Vice President of Research in January 1998. He is responsible for leading research efforts for the Company, doing technology assessment and developing Company strategy. Prior to joining NCI he was Vice President of Research for Baxter Healthcare Immunotherapy Division from 1993 to December 1997.

  AMY ROSS, Ph.D. joined NCI as Vice President Diagnostics in December 1998. Prior to joining NCI she was Senior Director of Diagnostic Applications at CellPro, Inc. from 1995 where she established CellPro's MRDx Diagnostics clinical laboratory.

  DAVID J. HIRSCH joined NCI as Vice President, Global Sales and Administration in April 1999. He has extensive executive and management experience in the healthcare industry, having previously served as General Manager, GFI Pharmaceutical Services, Inc. from 1997, Vice President and Chief Operating Officer of the Cancer Therapy and Research Center Research Foundation from 1995, Director, Sales Operations and Planning at Boehringer Mannheim Pharmaceuticals, and as Director, Sales Operations and other sales management positions at Schering-Plough, Inc.

ITEM 2.  PROPERTIES.

  The Company currently occupies a building at 9 Parker, Irvine, California consisting of approximately 59,600 square feet. This facility is under a lease which provides for a current monthly rental of $45,892 plus real estate taxes and operating costs. The current term expires November 30, 2004 with two five-year renewal options.

  The Company occupies 2,343 square feet of office space at 2751 Centerville Road, Suite 210, Wilmington, Delaware under a lease at a monthly rental of $4,588. The lease expires on August 31, 2002. The Company expects to terminate this lease during 2000, and based on current market conditions, incur only modest additional one time expenses related to the early lease cancellation.

  The Company also occupies 377 square meters (approximately 4,058 square feet) of office space at I. Meyskensstraat 224, B-1780 Wemmel, Belgium under a lease with a monthly rental of 168,333 BEF (approximately $4,000). The lease expires on July 1, 2008 with options to terminate the lease in 2005 or 2008 with six months notice.

ITEM 3.  LEGAL PROCEEDINGS.

  On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation. The suit charges Miltenyi with patent infringement, breach of contract and deceptive trade practices. Becton Dickinson & Company and The Johns Hopkins University, both of whom have proprietary rights associated with Nexell's technology, have joined with Nexell in the suit. Nexell intends to ask the court for damages and injunctive relief. As of March 20, 2000, the defendants have not filed a formal response to the suit.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          Not Applicable.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

Market Price of Common Stock

     The Common Stock and the Common Stock Subscription Warrants are currently traded on The Nasdaq Stock Market National Market System under the symbols NEXL and NEXLW, respectively. Prior to May 26, 1999, the Common Stock and Warrants traded on The Nasdaq Stock Market National Market System under the symbols VMRX and VMRXW, respectively. The following table sets forth for the Common Stock the high and low sales prices for each calendar quarter from January 1, 1998 through December 31, 1999.

1998                               High                      Low
----                               ----                      ---
First Quarter                     $2.06                     $1.28
Second Quarter                     1.88                      1.13
Third Quarter                      1.44                      0.94
Fourth Quarter                     1.50                      0.97

1999
----
First Quarter                      1.91                      1.00
Second Quarter                     2.44                      1.03
Third Quarter                      2.19                      1.38
Fourth Quarter                     1.56                      1.03

     On March 20, 2000, there were 744 shareholders of record of the Common
Stock.

     The Company has not paid a cash dividend and does not anticipate the payment of cash dividends on Common Stock in the foreseeable future. The holders of the Company's Series A Cumulative Convertible Preferred Stock and the holders of the Company's Series B Cumulative Convertible Preferred Stock are entitled to annual dividends. In addition, the terms of the Company's Amended and Restated Certificate of Incorporation applicable to its Series B Cumulative Convertible Preferred Stock limit the ability of the Company to pay dividends on Common Stock.

Recent Sales of Unregistered Securities

     On November 24, 1999, the Company entered into a Securities Agreement (the "Securities Agreement") with John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, and certain of their affiliates (collectively, the "Purchasers"). Pursuant to the terms of the Securities Agreement, the Company issued and sold to the Purchasers, for an aggregate price of $63,000,000, 63,000 shares of newly-designated Series B Cumulative Convertible Preferred Stock of the Company (the "Series B Preferred Stock"), Put Rights (the "Put Rights") issued by Baxter International Inc. ("Baxter International"), Class A Warrants of the Company (the "Class A Warrants"), and Class B Warrants of the Company (the "Class B Warrants").
Lehman Brothers acted as placement agent for the Company in this transaction and received a placement fee of $2,205,000. The

Company has used approximately $33,900,000 of the proceeds to retire convertible subordinated debentures held by Baxter and will use the remainder for general corporate purposes. Such securities were issued pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933.

     Under the terms of the Company's Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 (the "Certificate of Designation") each share of the Series B Preferred Stock is convertible at the option of the holder at any time until November 24, 2006 (at which time conversion is automatic), into Common Stock at a price of $2.75 per share, subject to anti-dilution adjustment in certain circumstances. The Series B Preferred Stock is convertible, in the aggregate, into 22,909,091 shares of Common Stock (representing approximately 17.7% of pro forma fully-diluted shares outstanding on November 24, 1999, using the treasury method). Holders of Series B Preferred Stock do not have voting rights except as required by Delaware law and for certain matters specified in the Certificate of Designation. Cash dividends are payable semi-annually on the Series B Preferred Stock at the rate of 3% of the liquidation preference. The other rights and preferences of the Series B Preferred Stock are set forth in the Certificate of Designation.

     The Put Rights provide the Purchasers with the ability to cause Baxter International to purchase the Series B Preferred Stock from November 24, 2002 until November 24, 2004, unless terminated earlier under the circumstances described in the Put Right Certificate. The purchase price to be paid by Baxter International would reflect a per annum compounded return to the Purchasers equal to 5.91%.

     The Class A Warrants are exercisable for 15 business days commencing November 24, 2004 (provided the Put Right has not been exercised), at an exercise price of $.01 per share, subject to anti-dilution adjustment in certain circumstances, into a number of shares of Common Stock, up to a maximum of 6,000,000 shares, that is dependent on the average of the last reported sale prices of the Common Stock for the 10 trading days preceding November 24, 2004. The maximum number of shares is issuable if the price of the Common Stock is $3.00 or less, and no shares are issuable if the price of the Common Stock is greater than $5.00. If the stock price is between $3.01 and $5.00, the number of shares that is issuable decreases by 1,000,000 for each $.50 increment that the stock price exceeds $3.00. The Class A Warrants may only be transferable together with the Series B Preferred Stock.

     The Class B Warrants are currently exercisable until December 16, 2004, for an aggregate of 3,000,000 shares of Common Stock, at an exercise price of $3.00, subject to anti-dilution adjustment in certain circumstances.

     Under the terms of a Registration Rights Agreement dated November 24, 1999 between the Company and the Purchasers, the Company granted the Purchasers certain demand registration rights commencing November 24, 2002, as well as certain piggyback registration rights commencing November 24, 1999.

     In connection with the foregoing, on November 24, 1999, the Company and Baxter International entered into a Side Letter Agreement and a Put Agreement. Also, in December 1999, the Company issued additional shares of Series A Preferred Stock to Baxter pursuant to the exemption from registration provided under Section 4(2) of the Securities Act of 1933. For a description of these transactions, see "Item 1--Business--Relationship with Baxter Healthcare Corporation--November 1999 Private Placement Financing."

     As a result of the issuance of the Class A Warrants and certain other recent transactions effected by the Company, the exercise price of the Company's outstanding Common Stock Subscription Warrants (the "1996 Warrants") to purchase Common Stock issued pursuant to a warrant agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company as warrant agent that are listed on the Nasdaq Stock Market (NEXLW) has been adjusted from $1.50 per share to $1.35 per share, each 1996 Warrant entitles the holder to purchase 1.107829 shares of Common Stock instead of one share of Common Stock and the 2,199,993 1996 Warrants outstanding as of December 28, 1999 became exercisable in the aggregate for approximately 2,437,215 shares of Common Stock instead of 2,199,993 shares of Common Stock. Furthermore, these additional 237,222 shares issuable upon exercise of the 1996 Warrants have not been registered under the Securities Act of 1933 and unless and until such time as a registration statement pertaining to such shares is in effect under the Securities Act, such shares will constitute "restricted securities" under the Securities Act and may only be sold or transferred in accordance with the Securities Act or an exemption therefrom.


ITEM 6.   SELECTED FINANCIAL DATA.

     The following selected financial data have been derived from the Company's audited financial statements. The Consolidated Statements of Operations Data relating to the fiscal years 1997 through 1999 and the Consolidated Balance Sheets Data at December 31, 1998 and 1999 should be read in conjunction with the Company's audited financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," included elsewhere in this Annual Report on Form 10-K.

Consolidated Statements of Operations Data:

                                                               Year Ended December 31,
                                                               ----------------------
                                         ----------------------------------------------------------------------------
                                                 1999            1998             1997            1996            1995
                                                 ----            ----             ----            ----            ----

Revenue                                  $ 14,961,000    $ 13,443,000     $  5,002,000              --             --
Cost of goods sold                          9,617,000       8,166,000        4,630,000              --             --
                                         ------------    ------------     ------------     -----------      ---------

Gross profit                                5,344,000       5,277,000          372,000              --             --
   Operating expenses:
   Research and development                18,858,000      24,427,000       14,507,000       2,950,000      2,840,000
   Purchased research and
     development                                   --              --       39,862,000      14,484,000            --

   General administrative and              13,684,000      13,823,000        7,627,000       4,300,000      2,272,000
     goodwill amortization
   Selling and marketing                    7,768,000       3,625,000           61,000              --             --
   Restructuring costs                        502,000       2,625,000               --              --             --
                                         ------------     -----------     ------------    ------------      ---------

Total operating expense                    40,812,000       44,500,000       62,057,000      21,734,000     5,112,000
                                         ------------     ------------     ------------    ------------    ----------

Operating loss                            (35,468,000)     (39,223,000)     (61,685,000)    (21,734,000)   (5,112,000)

Other (income) expense:
Royalty and licensing (income)
 expense                                     (855,000)        (176,000)         150,000         100,000       100,000

Interest income                            (1,069,000)      (2,972,000)      (2,216,000)     (1,792,000)     (160,000)
Interest expense                            1,903,000        2,036,000          196,000         329,000         2,000
Contract settlement                                --          900,000               --              --            --
Minority interest in net loss of                   --       (4,161,000)      (3,474,000)       (116,000)           --
   consolidated subsidiaries
Other, net                                    226,000          113,000         (142,000)       (395,000)      186,000
                                         ------------     ------------     ------------    ------------    ----------
Total other (income) expenses                 205,000       (4,260,000)      (5,486,000)     (1,874,000)      128,000

Net loss                                  (35,673,000)     (34,963,000)     (56,199,000)    (19,860,000)   (5,240,000)
                                         ------------     ------------     ------------    ------------    ----------

Preferred stock dividends                  (4,418,000)      (3,988,000)        (166,000)             --            --
                                         ------------     ------------     ------------    ------------    ----------
Net loss applicable to common stock      $(40,091,000)    $(38,951,000)    $(56,365,000)  $ (19,860,000)  $(5,240,000)
                                         ============     ============     ============   =============   ===========

Basic and diluted loss per share               $(0.56)          $(0.58)          $(1.02)         $(0.50)       $(0.27)
                                         ============     ============     ============    ============    ==========

Weighted average number of shares of       71,443,000       67,284,000       55,457,000      39,399,000    19,748,000
 common stock outstanding                ============     ============     ============    ============    ==========

Consolidated Balance Sheets Data:

                                                 1999             1998            1997            1996            1995
                                                 ----             ----            ----            ----            ----

Working capital                         $  28,031,000    $  32,017,000    $ 61,354,000    $ 44,848,000    $    391,000
Total assets                               93,839,000       89,344,000     121,947,000      51,692,000       2,958,000
Total liabilities                          10,625,000       40,529,000      34,239,000        3,01,000       2,698,000
Minority interest in subsidiary                    --               --       4,161,000       2,381,000              --
Accumulated deficit                      (169,398,000)    (133,533,000)    (98,570,000)    (42,371,000)    (13,662,000)
Shareholders' equity                       83,214,000       48,815,000      83,547,000      46,210,000         260,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Customer Sponsored Research and Development Programs

     The Company's cell therapy operations began in December 1997 upon the acquisition of substantially all of the assets of the Division from Baxter. As part of its efforts to research, develop and register its cell therapy products, the Company participated in four major customer sponsored programs:

     Field Performance Program (FPP) - the Company provides a supply of product
     -------------------------------
at a discounted price sufficient to cover the cost of the product and other ancillary costs.

     Clinical Activities Team (CAT) - the Company provides product at no cost.
     ------------------------------

     Research Activities Team (RAT) - the Company provides product at no cost.
     ------------------------------

     Contract Research and Development Agreements (CRADA) - the Company provides
     ----------------------------------------------------
cash and/or product at no cost.

     Since the Company did not acquire the Division until December 1997, it incurred no FPP expenses during the 1997 reporting period. In 1998, the Company provided equipment and supplies to research customers in the U.S. under the FPP cost-recovery program. Customers reimbursed the Company for the cost of the equipment and supplies. Customer reimbursements for these units were not recognized as sales, but treated instead as a reduction in research and development expenses. The aggregate value of FPP units shipped in each of 1998 and 1999 was approximately $1.1 million in net offset to research and development expenses. Following the FDA clearance in July 1999 to market the Isolex system in the U.S., the Company discontinued new FPP agreements. At that time, the Company also began to convert existing FPP users into customers purchasing product on commercial terms.

     In December 1997, the Company assumed ongoing responsibility from Baxter to support the CAT's activities. In 1997, these expenses totaled approximately $40,000. In 1998, the CAT funding totaled approximately $400,000. In 1999, the CAT program spending was approximately $200,000 in total. The largest components of these expenses were supply of product to customers and grants to support research activities.

     The RAT had no expenses in 1997. In 1998, this program spent approximately $15,000. Total expenses in 1999 were approximately $30,000.

     The Company sponsored no CRADAs in 1997 and had no expenses as a result. In 1998, the Company sponsored CRADAs totaled approximately $200,000. Total CRADA spending in 1999 was approximately $5,000.

     The Company's research and development expenditures, net of FPP recoveries, for 1999, 1998 and 1997 were $18,858,000, $24,427,000 and $14,507,000, respectively. In addition, the Company recorded a charge of $39,862,000 in 1997 for purchased in-process research and development.

Years Ended December 31, 1999 and 1998

     Net sales in fiscal 1999 increased to $14,961,000 from $13,443,000 in fiscal 1998, an increase of $1,518,000 or 11%. The increase reflects the launch of the Isolex (R) 300i in the U.S. following FDA approval on July 2, 1999, offset by charges to repurchase $4,359,000 of inventory from Baxter in 1999 related to the termination of the Marketing, Sales and Distribution Agreement ("Distribution Agreement"). Through June 1999, Baxter had exclusive worldwide distribution rights for NCI's products and, therefore, all 1998 sales and sales for the six months ended June 30, 1999 represent sales made to Baxter. The Distribution Agreement specified that products were sold to Baxter at the current global suggested retail price ("SRP") (independently established by the Company) less a predetermined distributor margin of 30%. The term of the Distribution Agreement was originally for eleven (11) years with provisions to extend or terminate upon mutual agreement and allowed for annual adjustments to the pricing structure. However, any price increases were limited to actual increases in the fully loaded product cost and the increase in the U.S. Consumer Price Index from the prior year. The effect of such future increases in product cost on gross margins was minimal as the SRP was also tied to the fully loaded cost increases. The Distribution Agreement provided for an increased distributor margin based on the extent to which Baxter was able to meet or exceed agreed upon sales projections contained in the Distribution Agreement for that year. See Item 1 - "Relationship with Baxter Healthcare Corporation" regarding termination of the Distribution Agreement in 1999.

     In 1999 and 1998, the Company sold to Baxter $8,032,000 and  $13,443,000, respectively, of products, including reagent kits, disposables, Cryocyte, Lifecell and other products. Products were sold to Baxter at SRP less the predetermined distributor margin of 30%.

     The gross profit in fiscal 1999 increased to $5,344,000 from $5,277,000, an increase of $67,000 or 1%. The gross profit percentage in 1999 was 36% versus 39% in 1998. The decline in the gross profit percentage relates to costs recorded related to the restructuring of the Distribution Agreement in 1999 that were not included in Nexell results in 1998.

     Research and development expenses decreased $5,569,000 or 23% from $24,427,000 in 1998 to $18,858,000 in 1999. The decrease resulted primarily from changes made in late 1998 to discontinue all Innovir operations and related research and development activities and scaling back research programs within the Company for development programs other than Hypericin and VM301. The remaining research and development spending is primarily related to the cell therapy business. Approximately $17.6 million of the research and development spending in 1999 related to the cell therapy business as compared to approximately $16.1 million in 1998.

     General and administrative expenses and goodwill amortization decreased $139,000 or 1% to $13,684,000 in 1999 from $13,823,000 in 1998. This decrease was primarily due to the closing of Innovir operations and the relocation of the Company's headquarters to Irvine, California. This was partially offset by the creation of a European headquarters upon completion of the restructuring of the Distribution Agreement. Amortization of goodwill, patents, trademarks and other intangibles of $3,530,000 and $3,135,000 related to the acquisition of NCI from Baxter is included in 1999 and 1998 results, respectively. Such amortization is expected to approximate $3,878,000 in 2000.

     Selling and marketing expenses increased to $7,768,000 in 1999 from $3,625,000 in 1998, an increase of $4,143,000 or 114%. The increase relates to
1) the ramp up of marketing efforts for the U.S. launch of the Isolex (R) 300 and Isolex(R) 300i, which received final approval from the FDA on July 2, 1999, and 2) the assumption of the direct sales and distribution responsibilities from Baxter related to the restructuring of the Distribution Agreement on June 30, 1999.

     Restructuring costs of $502,000 recorded in 1999 relate to the relocation of the corporate headquarters. In January 1999, the Company announced that it intended to acquire 100% of its 80.5% held subsidiary, NCI, and to restructure the Company by changing its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and to relocate its corporate headquarters to Irvine, California. In conjunction with the closure of the former headquarters in Wilmington, Delaware, eight employees were terminated and substantially all of the existing office furniture and fixtures were disposed of. The 1998 restructuring costs of $2,625,000 relate to the closure of the Innovir operations. In 1998, the Company had discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir closed all operations. All employees were terminated and fixed assets of the closed facilities were sold. See note 4 to the Consolidated Financial Statements.

     The Company recorded net losses of $157,000, $9,862,000 and $10,049,000 in 1999, 1998 and 1997, respectively, related to the operations of Innovir. Due to the cessation of Innovir-related activity, such losses are not expected to be material in the future. The remaining termination payments of $381,000 were accrued as of December 31, 1998 and paid in 1999. The Company does not expect the closure of Innovir to have a material effect on future liquidity or capital resources. The Company is not aware of any remaining Innovir related commitments or contingencies.

     Net royalty and licensing income increased $679,000 to $855,000 in 1999 from 1998 primarily related to the sale and licensing of certain Innovir assets to Ribozyme Pharmaceuticals Inc. and Amgen, Inc.

     Interest income decreased from $2,972,000 in 1998 to $1,069,000 in 1999 due to a lower average cash and cash equivalents balance in 1999 primarily as a result of cash used in operations of approximately $30 million.

     A contract settlement was recorded in the third quarter of 1998 related to the termination of a research agreement with Columbia University, while no such expense was recorded in 1999.

     The minority interest in the net loss of a consolidated subsidiary was fully recognized in 1998, and therefore, no such offset was recorded in 1999.

     The foregoing resulted in a net loss of $35,673,000 for fiscal 1999, an increased loss of $710,000 or 2% from fiscal 1998.

Years Ended December 31, 1998 and 1997

     Sales in fiscal 1998 were $13,443,000 as compared to sales in fiscal 1997 of $5,002,000. The 1998 sales reflect the first full year of sales to Baxter under the Distribution Agreement. The 1997 sales were comprised of two components. Initial product sales to Baxter were $574,000 upon completion of the acquisition of the NCI business during December, 1997. Additionally, as part of the Asset Purchase Agreement, NCI purchased all of the field inventory (finished goods) and Baxter was required to re-purchase it from NCI for $4,428,000.

     The increase in revenues and the related cost of goods sold resulted from the inclusion of a full year of sales in 1998 compared to sales recorded after the NCI acquisition in December 1997 reflecting the initial purchase of inventory by NCI's sole distributor, Baxter.

     The gross profit percentage was 39% in 1998 as compared to 7% in 1997. In 1997, gross profit was impacted by purchase price adjustments resulting primarily from the fair value assigned to the majority of finished goods purchased from and sold back to Baxter in 1997. In accordance with APB 16, the fair value of 80.5% of the finished goods acquired from Baxter was written up to its net realizable value (e.g., selling price) as it was sold back to Baxter shortly thereafter. Thus, there was no gross profit recognized on sales of those goods. A gross profit of $372,000 was recognized on the remaining 19.5% of the sales to Baxter, as Baxter retained 19.5% ownership in NCI and such finished goods were valued at historical carrying amounts. The

1998 gross profit is significantly greater than that of 1997 because it was not impacted by the purchase price adjustments described herein.

     Research and development expenses were $24,427,000 in 1998, an increase of $9,920,000 from 1997. This increase resulted principally from the inclusion of a full year of activity in 1998 related to NCI as compared to one-half month's activity in 1997 subsequent to completion of the acquisition of the NCI business from Baxter. The NCI research and development projects targeted the ex vivo cell research used in the clinical treatment of certain diseases, primarily various forms of cancer and resulted in an increase in research and development expenses of $15,658,000. This increase was offset by decreases in research and development spending by VGI ($3,464,000), Nexell ($856,000) and Innovir ($1,418,000). The VGI decrease was the result of the November 1998 termination of the research agreement between Nexell and Columbia University. The reduction in Nexell spending was related to the decrease in clinical trials efforts for Hypericin and VM301 in 1998 as compared to 1997. Innovir operations were discontinued in late 1998 and research and development spending throughout the year had been scaled back in anticipation of the business closure. See "Customer Sponsored Research and Development Programs," above. For further information regarding purchased in-process research and development during 1997, see note 3 to the Consolidated Financial Statements.

     General and administrative expenses and amortization of goodwill increased to $13,823,000 in 1998 from $7,627,000 in 1997, an increase of $6,196,000 or
81%. This increase is due principally to the inclusion of a full year of NCI spending ($8,512,000) offset by decreases in expenses related to Nexell and Innovir.

     Selling and marketing expenses relate to the NCI operations and were $3,625,000 in 1998, an increase from $61,000 in 1997. The 1998 results include a full year's activity including increased marketing efforts in Europe and in the United States in preparation for expected product approvals by the FDA. The 1997 results included one-half month's spending in December 1997, subsequent to the acquisition of the assets of NCI from Baxter. The agreements with Baxter provided for co-marketing of the NCI products during the 1998 period, while Baxter provided the direct field sales effort and physical distribution of products. Baxter received a 30% distributor margin against SRPs in exchange for the services it provided to NCI.

     Restructuring costs in 1998 include expenses related to the shutdown of Innovir's facilities (see note 4 to the Consolidated Financial Statements and the discussion above of restructuring for the years ended December 31, 1999 and
1998).

     Net royalty and licensing income of $176,000 was recorded in 1998 as compared to royalty expense of $150,000 in 1997. The 1997 expense reflects royalties of $50,000 paid to New York University ("NYU") and YEDA Research Development Company, Ltd. ("YEDA") related to a second amendment to an exclusive worldwide license to commercialize and exploit synthetic hypericin compounds in November of 1997 and $100,000 to Columbia University related to the Company's license for VM201. The hypericin license agreement expires on the later of the expiration of the licensors' patent or 15 years from the first commercial sale of products under the agreement. The Company did not recognize any royalty income during 1997. In 1998, $100,000 was paid to NYU and YEDA under the amended hypericin license and $276,000 of royalty income was received from CellPro related to the Company's CD34+ sublicense from Baxter. Based on an agreement with Baxter, the Company received the domestic portion of CellPro's royalty payments in 1998, pending approval of the Isolex(R) System. No CellPro royalties were received in 1999, and no further royalties are expected.

     Interest income increased $756,000 or 34% from 1997 to 1998 due to an increase in the average funds available for investment. Interest expense increased $1,840,000 principally due to the interest on the long-term debt due to a related party.

     Minority interest in net loss of a consolidated subsidiary increased $687,000 or 20% due principally to the inclusion of NCI in 1998, offset by a decrease in the participation of the minority interest in the losses of Innovir.

     The foregoing resulted in a net loss of $34,963,000 for fiscal 1998, a $21,236,000 or 38% decrease from fiscal 1997 net loss.

Liquidity and Capital Resources

     Before fiscal 1997 the Company had not realized any operating revenues and has financed its operations through the sale of its securities.

     The Company had $28,695,000 in cash and cash equivalents as of December 31, 1999 as compared to $33,091,000 in cash and cash equivalents as of December 31, 1998 and working capital of $28,031,000 at December 31, 1999 as compared to $32,017,000 at December 31, 1998. The decrease in cash and working capital positions resulting from the cash used in the operations of the Company of $27,851,000 and cash used in investing activities of $3,172,000 were offset by $26,632,000 cash provided by financing activities. See Item 5 - "Market for Registrant's Common Equity and Related Stockholder Matters - Recent Sales of Unregistered Securities," for a description of the Company's $63,000,000 November 1999 private placement financing. Cash dividends are payable on the Series B Preferred Stock issued thereunder at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,900,000 per year.

     Cash used in operating activities in 1999 of $27,851,000, increased approximately $4,588,000 or 17% over the cash used in operating activities in the year ended December 31, 1998. The increase is primarily due to the increase in trade receivables and other current assets.

     At this time, the Company does not have any specific plans to acquire any company. The Company, in the ordinary course of business, routinely explores possible business transactions that may lead to an acquisition. In general, in order to conserve cash, the Company's preference is to use its stock as consideration for any potential acquisition.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the present balance of cash and cash equivalents is sufficient to fund its operations through at least fiscal 2000. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing.

Year 2000 Issues

     The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000. The Company spent approximately $750,000 in 1998 to upgrade its systems which brought it into Year 2000 compliance. Throughout 1999, another $5,000 was spent to upgrade smaller computer applications to ensure complete Year 2000 compliance. No future costs are anticipated with respect to Year 2000 compliance. The Company's product lines all operate independently of the date or time of day; thus, the transition to the year 2000 has not affected their operation. The Company continues to monitor its' IT and non-IT systems, as well as its vendors, suppliers and partners to ensure continued Year 2000 compliance.

Although the Company will take all practical measures to prevent future problems related with the Year 2000 issue, such problems and failures may occur which could seriously affect the Company's operations. Because of the unprecedented nature of such problems, the extent of the effect on the Company's operations, if any, cannot be determined.

New & Proposed Accounting Pronouncements

     In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and is effective for all periods of fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that implementation of SFAS No. 133 will have no material impact on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK.

     In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

     The Company maintains excess cash in a mutual fund, the "BlackRock Low Duration Bond Portfolio" (the "fund"), which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy.

     Two of the main risks disclosed by the fund are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of bonds such as those held by the fund. Credit risk refers to the possibility that the issuer of the bond will not be able to make principal and interest payments. The Company addresses these risks by actively monitoring the fund's performance and investment holdings. The Company does not enter into financial instruments for trading or speculative purposes.

     The Company's interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in U.S. interest rates affect the interest earned on the Company's cash as well as the value of the mutual fund in which excess cash is invested.

     The Company's exposure to market risk for changes in interest rates relates primarily to the Company's investment of excess cash in a mutual fund, which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. The fund's portfolio managers make all investment decisions and the Company has no control over such investment decisions or the fund's use of derivatives.

Foreign Currency Risk

     Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars. To date, the Company has not entered into any foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations.

However, as its international operations grow, the Company may enter into foreign exchange contracts to manage its foreign exchange risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Index to Financial Statements on page F-1.

         Financial Statement Schedule:
             Schedule II - Valuation and Qualifying Accounts for the Years ended December 31, 1999, 1998, and 1997.

     All other financial statement schedules are omitted because they are not applicable or the required information is disclosed in the Consolidated Financial Statements or notes thereto.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.
                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information required in response to this item is incorporated by reference to the 2000 Proxy Statement. See also "Executive Officers of the Company" hereinabove.

ITEM 11. EXECUTIVE COMPENSATION

     The information required in response to this item is incorporated by reference to the 2000 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The information required in response to this item is incorporated by reference to the 2000 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this item is incorporated by reference to the 2000 Proxy Statement.

                                    PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K.

(a)  Lists.

     1.  See Index to Financial Statements on page F-1.

     2.  See Item 8 regarding financial statement schedules.

     3.  Exhibits.

  Exhibit        Description
  Number         -----------
  ------
  2.4            Asset Purchase Agreement dated October 10, 1997 by and
                 among Baxter Healthcare Corporation ("Baxter"), the Company and NCI (1)
  2.5            Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (2)
  2.6            Securities Agreement dated as of November 24, 1999 among the
                 Company and the Purchasers named in Schedule I thereto
                 (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (3)
  3.1            The Company's Amended and Restated Certificate of
                 Incorporation as amended to date (3)
  3.2            The Company's Amended and Restated By-Laws as amended to
                 date (3)
  4.4            Warrant Agreement dated June 17, 1996 between the Company and
                 American Stock Transfer & Trust Company (4)
  4.5            The Certificate of Amendment of the Certificate of
                 Incorporation of the Company filed with the Delaware Secretary of State on December 16, 1997 creating the Series A Preferred
                 Stock and amendments subsequent thereto (included in Exhibit
                 3.1 above)
  4.6            The Certificate of Amendment of the Certificate of
                 Incorporation of the Company filed with the Delaware Secretary of State on May 25, 1999 modifying the Series A Preferred
                 Stock (included in Exhibit 3.1 above)
  4.7            The Company's Series 1 6 1/2% Convertible Subordinated
                 Debenture Due November 30, 2004 issued May 28, 1999 to
                 Baxter (5)
  4.8            The Company's Series 2 6 1/2% Convertible Subordinated
                 Debenture Due November 30, 2004 issued May 28, 1999 to
                 Baxter (5)
  4.9            The Company's Certificate of Designation filed with the
                 Delaware Secretary of State on November 24, 1999 creating the
                 Series B Preferred Stock (included in Exhibit 3.1 above)

  Exhibit        Description
  Number         -----------
  ------

  10.3 The Company's Amended and Restated 1990 Incentive and Non-Incentive Stock Option Plan, as amended to date*
  10.9 Employment letter agreement dated June 21, 1994 between the Company and Alfonso J. Tobia (6)*
  10.11          The Company's 1995 Outside Directors Stock Option Plan (7)*
  10.12 Letter agreement dated August 7, 1995 between the Company and Lindsay A. Rosenwald, M.D. (7)*
  10.13 Stock Option Agreement dated August 7, 1995 between the Company and Lindsay A. Rosenwald, M.D. (7)*
  10.14 Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose, M.D. (7)*
  10.15 Stock Option Agreement dated November 17, 1995 between the Company and Donald G. Drapkin (7)*
  10.16          The Company's 1996 Non-Employee Director Restricted Stock
                 Award Plan (7)*
  10.18 Research Agreement dated as of March 7, 1997 among the Company, The Trustees of Columbia University in the City of New York and Vimrx Genomics, Inc. (8)
  10.19 The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as amended to date*
  10.20 Employment Agreement dated October 30, 1996 between the Registrant and Richard L. Dunning (4)*
  10.21 Employment Agreement dated August 26, 1996 between the Registrant and David A. Jackson, Ph.D (4)*
  10.22 Factor IX Research Agreement dated March 28, 1997 between Registrant and the Trustees of Columbia University in the City of New York (9)
  10.24 Employment Agreement dated May 19, 1997 between the Company and L. William McIntosh (10)*
  10.24(a) Letter Agreement dated May 28, 1998 between NCI and L. William McIntosh (2)*
  10.24(b)       Letter Agreement dated May 28, 1998 between the Company and
                 L. William McIntosh (2)*
  10.25 Hardware and Disposables Manufacturing Agreement between NCI and Baxter, dated as of December 17, 1997 (11)
  10.26 Antibody Manufacturing and Storage Agreement between NCI and Baxter, dated as of December 17, 1997 (12)
  10.27 Hardware and Disposables Supply Agreement between NCI and Baxter, dated as of December 17, 1997 (13)
  10.28 Marketing, Sale and Distribution Agreement between NCI and Baxter, dated as of December 17, 1997 (14)

  10.29 Non-Competition and Confidentiality Agreement between the Company and Baxter, dated as of December 17, 1997 (15)
  10.30 Sublicense (Chiron) between NCI and Baxter, dated as of December 17, 1997 (16)
  10.31 Sublicense (Dorken) between NCI and Baxter, dated as of December 17, 1997 (17)
  10.32 Sublicense (First Becton-Dickinson) between NCI and Baxter, dated as of December 17, 1997 (18)
  10.33 Sublicense (Second Becton-Dickinson) between NCI and Baxter, dated as of December 17, 1997 (19)
  10.34          Warrant, dated December 31, 1997, issued by Innovir to the
                 Company (20)
  10.35 Agreement, dated December 31, 1997, between the Company and Innovir relating to future equity purchases (20)
  10.37 Termination Agreement dated November 11, 1998 between the Company, VGI and Columbia (21)
  10.38 Asset Purchase Agreement, dated October 28, 1998, between CellPro, Incorporated and NCI (2)
  10.39 The Company's Common Stock Purchase Warrant issued May 28, 1999 to Baxter (5)
  10.40 Asset Transfer Agreement dated June 30, 1999 among the Company, NCI and Baxter (22)
  10.41 Royalty Agreement dated June 30, 1999 among the Company, NCI and Baxter (22)
  10.42          Credit Agreement dated June 30, 1999 between the Company and
                 Baxter (22)
  10.43 Letter Agreement dated as of April 15, 1999 between the Company and Richard L. Dunning (23)*
  10.44 Letter Agreement dated as of August 20, 1999 between the Company and L. William McIntosh (23)*
  10.45 Letter Agreement dated as of April 15, 1999 between the Company and David A. Jackson, Ph.D. (23)*
  10.46          Form of Put Right Certificate (3)
  10.47          Form of Class A Warrant (3)
  10.48          Form of Class B Warrant (3)
  10.49 Registration Rights Agreement dated as of November 24, 1999 among the Company and the Investors identified therein (3)
  10.50 Side Letter Agreement dated as of November 24, 1999 among the Company, Baxter International, Inc. and the other parties signatory thereto (3)
  10.51 Put Agreement dated as of November 24, 1999 between the Company and Baxter International, Inc. (3)

  Exhibit        Description
  Number         -----------
  ------

  10.52          Voting Agreement dated December 17, 1997 among Baxter, the
                 Company and certain other parties
  10.53          Registration Rights Agreement dated December 17, 1997 between
                 Baxter and the Company
  10.54          Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Joseph A. Mollica*
  10.55          Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Richard L. Casey*
  10.56          Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Richard C. Piazza*
  10.57          Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Victor W. Schmitt*
  10.58          Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Victor W. Schmitt*
  10.59          Stock Option Agreement dated March 12, 1996 between the
                 Company and Donald G. Drapkin*
  10.60          Amendment dated May 25, 1999 to Consulting and Stock Option
                 Agreement dated November 17, 1995 between the Company and
                 Eric A. Rose, M.D.*
  10.61          Amendment dated May 25, 1999 to Stock Option Agreement dated
                 November 17, 1995 between the Company and Donald G. Drapkin*
  10.62          Form of Indemnification Agreement between the Company and
                 Members of the Board of Directors
  10.63          Amendment dated November 30, 1999 to Asset Transfer Agreement dated June 30, 1999, among the Company, NCI and Baxter
  21             List of Subsidiaries
  23(a)          Consent of KPMG LLP
  24             Power of Attorney (included with signature page)
  27             Financial Data Schedule
__________

     Note: The Company's Commission File No. for all filings is No. 0-19153.

  *  Denotes management contract or compensatory plan or arrangement.

(1) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(2) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.

(3) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.

(4) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.

(5) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.

(6) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference thereto.

(7) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference thereto.

(8) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed March 21, 1997 and incorporated herein by reference thereto.

(9) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997 and incorporated herein by reference thereto.

(10) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference thereto.

(11) Filed as Exhibit number 10.1 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(12) Filed as Exhibit number 10.2 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(13) Filed as Exhibit number 10.3 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(14) Filed as Exhibit number 10.4 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(15) Filed as Exhibit number 10.5 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(16) Filed as Exhibit number 10.6 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(17) Filed as Exhibit number 10.7 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(18) Filed as Exhibit number 10.8 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(19) Filed as Exhibit number 10.9 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(20) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto.

(21) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.

(22) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference thereto.

(23) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

         On December 7, 1999 the Company filed a Current Report on Form 8-K, the date of the report of which was November 24, 1999, announcing the closing of a private placement financing with certain institutional investors.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Nexell Therapeutics Inc.


                             By:  /s/ Richard L. Dunning
                                  ---------------------------
                                      Richard L. Dunning
                                      Chairman of the Board and
                                      Chief Executive Officer

Dated:  March 30, 2000

                               POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard L. Dunning, L. William McIntosh and William A. Albright, Jr. or any one of them acting alone, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

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

           Signature                                       Title                                Date
           ---------                                       -----                                ----
  /s/ Richard L. Dunning                 Chairman of the Board and Chief Executive         March 30, 2000
--------------------------------------   Officer (Principal Executive Officer)
Richard L. Dunning

  /s/ L. William McIntosh                Director, President and Chief Operating Officer   March 30, 2000
--------------------------------------
L. William McIntosh

  /s/ William A. Albright, Jr.           Senior Vice President, Chief Financial            March 30, 2000
--------------------------------------   Officer, Treasurer and Secretary (Principal
William A. Albright, Jr.                 Financial and Accounting Officer)

  /s/ Donald G. Drapkin                  Director                                          March 30, 2000
--------------------------------------
Donald G. Drapkin

  /s/ Victor W. Schmitt                  Director                                          March 30, 2000
--------------------------------------
Victor W. Schmitt

  /s/ Eric A. Rose, M.D.                 Director                                          March 30, 2000
--------------------------------------
Eric A. Rose, M.D.

           Signature                                       Title                                Date
           ---------                                       -----                                ----
  /s/ Richard L. Casey                   Director                                          March 30, 2000
--------------------------------------
Richard L. Casey

  /s/ Joseph A. Mollica                  Director                                          March 30, 2000
--------------------------------------
Joseph A. Mollica

  /s/ C. Richard Piazza                  Director                                          March 30, 2000
--------------------------------------
C. Richard Piazza

NEXELL THERAPEUTICS INC. and subsidiaries

                         Index to Financial Statements


Consolidated Financial Statements

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets at December 31, 1999 and 1998                  F-3

Consolidated Statements of Operations for the years ended
December 31, 1999, 1998 and 1997                                           F-4

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 1999, 1998 and 1997                    F-5 to F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 1999, 1998 and 1997                                           F-7

Notes to Consolidated Financial Statements                         F-8 to F-33

NEXELL THERAPEUTICS INC. and subsidiaries

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Nexell Therapeutics Inc.:

     We have audited the accompanying consolidated balance sheets of Nexell Therapeutics Inc. and subsidiaries (formerly VIMRx Pharmaceuticals Inc.) as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexell Therapeutics Inc. and subsidiaries (formerly VIMRx Pharmaceuticals Inc.) as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.



/s/ KPMG LLP

Orange County, California
February 4, 2000

NEXELL THERAPEUTICS INC. and subsidiaries

Consolidated Balance Sheets


-------------------------------------------------------------------------------------------------------------------------
                                                                                             December 31,
                                                                              -------------------------------------------
Assets                                                                               1999                     1998
-------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                    $   28,695,000         $    33,091,000
     Trade receivables net of allowance for doubtful accounts
        of  $26,000 in 1999                                                            2,033,000                      --
     Receivables from related party                                                    1,248,000               4,193,000
     Inventory                                                                         4,409,000               2,389,000
     Other current assets                                                              2,271,000                 842,000
-------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                  38,656,000              40,515,000
-------------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                                     10,932,000              10,942,000
Intangible assets, net                                                                43,191,000              37,635,000
Other assets                                                                           1,060,000                 252,000
-------------------------------------------------------------------------------------------------------------------------
Total assets                                                                      $   93,839,000         $    89,344,000
-------------------------------------------------------------------------------------------------------------------------
Liabilities
-------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                             $    3,194,000         $     1,964,000
     Accounts payable due to related party                                             4,279,000               3,722,000
     Accrued expenses                                                                  3,152,000               2,544,000
     Long-term debt current portion                                                           --                  96,000
     Capital leases current portion                                                           --                 172,000
-------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                             10,625,000               8,498,000

Long-term debt due to related party                                                           --              32,031,000

Total liabilities                                                                     10,625,000              40,529,000
-------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies and other matters (notes 8 and 14)                              --                      --


Shareholders' equity:
     Convertible preferred stock; $.001 par value, 1,150,000 shares authorized
           Series A; 74,498 and 70,282 issued and outstanding at                             100                     100
             December 31, 1999 and 1998, respectively (liquidation
             value $74,685,000 and $70,458,000)
           Series B; 63,000 issued and outstanding at December 31,
             1999 (liquidation value $63,192,000)                                            100                      --
     Common stock; $.001 par value, 160,000,000 shares authorized,                        73,000                  68,000
           72,714,951 and 67,830,189 shares issued and outstanding at
           December 31, 1999 and, 1998, respectively
     Additional paid-in capital                                                      252,741,800             182,537,900
     Unearned compensation                                                              (198,000)               (278,000)
     Accumulated other comprehensive income (loss)                                        (5,000)                 20,000
     Accumulated deficit                                                            (169,398,000)           (133,533,000)
-------------------------------------------------------------------------------------------------------------------------
Total shareholders' equity                                                            83,214,000              48,815,000
-------------------------------------------------------------------------------------------------------------------------
Total liabilities and shareholders' equity                                        $   93,839,000         $    89,344,000
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. and subsidiaries

Consolidated Statement of Operations


                                                                                           Years Ended December 31,
                                                                           --------------------------------------------------------
                                                                                 1999                 1998                1997
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                         $ 14,961,000        $ 13,443,000      $  5,002,000

Cost of goods sold                                                                 9,617,000           8,166,000         4,630,000
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                       5,344,000           5,277,000           372,000

Operating expenses:
      Research and development                                                    18,858,000          24,427,000        14,507,000
      Purchased research and development                                                 --                  --         39,862,000
      General and administrative                                                   9,903,000          10,221,000         7,215,000
      Goodwill and intangible amortization                                         3,781,000           3,602,000           412,000
      Selling and marketing                                                        7,768,000           3,625,000            61,000
      Restructuring costs                                                            502,000           2,625,000               --
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                          40,812,000          44,500,000        62,057,000
------------------------------------------------------------------------------------------------------------------------------------

Operating loss                                                                   (35,468,000)        (39,223,000)      (61,685,000)

Other (income) expenses:
      Royalty and licensing (income) expense                                        (855,000)           (176,000)          150,000
      Interest income                                                             (1,069,000)         (2,972,000)       (2,216,000)
      Interest expense                                                             1,903,000           2,036,000           196,000
      Contract settlement                                                                --              900,000               --
      Minority interest in net loss of consolidated subsidiaries                         --           (4,161,000)       (3,474,000)
      Other, net                                                                     226,000             113,000          (142,000)
------------------------------------------------------------------------------------------------------------------------------------
Total other (income) expenses                                                        205,000          (4,260,000)       (5,486,000)
------------------------------------------------------------------------------------------------------------------------------------


Net loss                                                                         (35,673,000)        (34,963,000)      (56,199,000)

Preferred stock dividends                                                         (4,418,000)         (3,988,000)         (166,000)
------------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                           $  (40,091,000)      $ (38,951,000)     $(56,365,000)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                              $        (0.56)      $       (0.58)     $      (1.02)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding                     71,443,000          67,284,000        55,457,000
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. and subsidiaries

Consolidated Statement of Changes in Shareholder's Equity



                                            Preferred Stock            Common Stock
                                         --------------------------------------------------      Additional
                                            Shares      Amount     Shares        Amount       paid-in capital
----------------------------------------------------------------------------------------------------------------
Balance - December 31, 1996                 -        -         54,429,887        54,000            89,478,000

Exercise of directors' options
    ($.75 - $.94 per share)                 -        -            520,000         1,000               417,000
Issuance of common stock to
    Columbia University                     -        -            200,000        -                    700,000
Exercise of warrants ($1.50 per share)      -        -            200,000        -                    299,000
Exercise of directors' options              -        -             12,500        -                     17,000
Issuance of shares in connection with
    acquisition of Ribonetics               -        -            121,339        -                          -
Exercise of consultant options              -        -             15,000        -                      8,000
Issuance of shares in connection with
    acquisition of Immunotherapy            66,304   100       11,400,000         12,000           91,619,900
Amortization of options                     -        -             -              -                -
Net loss                                    -        -             -              -                -
Net unrealized  gain in investment
securities                                  -        -             -              -                -
Translation adjustment                      -        -             -              -                -
Comprehensive loss
----------------------------------------------------------------------------------------------------------------

Balance - December 31, 1997                  66,304  100       66,898,726         67,000          182,538,900

Issuance of shares in connection with
   acquisition of Immunotherapy              -        -             4,120         -                -
Exercise of special options                  -        -           927,343          1,000              (1,000)
Amortization of options                      -        -            -              -                -
Preferred dividends                          3,978    -            -              -                -
Net loss                                     -        -            -              -                -
Translation adjustment                       -        -            -              -                -
Comprehensive loss
----------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                  70,282  100      67,830,189        68,000           182,537,900

Issuance of shares in
   connection with exercise of
   underwriter options                       -        -          481,140         1,000               921,000
Issuance of Series B shares in
   connection with private placement,
   net of issuance costs of $2,577,000       63,000  100           -              -               60,422,900
Preferred dividends                           4,216   -            -              -                -
Issuance of shares in connection with
   acquisition of CellPro                    -        -        1,882,215         2,000             2,998,000
Retirement of CellPro shares                 -        -        (627,405)        (1,000)             (627,000)
Issuance of shares in connection with
   exchange in interest in subsidiary        -        -        3,000,000         3,000             6,279,000
Issuance of shares in exchange for
   certain Innovir preferred shares          -        -           70,000          -                  153,000
Non-cash exercise of options                 -        -           78,812          -                  (24,000)
Amortization of options                               -            -              -                -
Option repricing                             -        -            -              -                   81,000
Net loss                                     -        -            -              -                -
Translation adjustment                       -        -            -              -                -
Comprehensive loss
----------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999                 137,498  $200      72,714,951      $73,000          $252,741,800

The accompanying notes are an integral part of the consolidated financial statements.

                                                          Accumulated Other
                                             Unearned    Comprehensive Income  Accumulated                   Comprehensive
                                           Compensation        (Loss)            Deficit        Total            Loss
----------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1996                   (800,000)        (151,000)     (42,371,000)      46,210,000

Exercise of directors' options
    ($.75 - $.94 per share)                       --               --               --            418,000
Issuance of common stock to
    Columbia University                           --               --               --            700,000
Exercise of warrants ($1.50 per share)            --               --               --            299,000
Exercise of directors' options                    --               --               --             17,000
Issuance of shares in connection with
    acquisition of Ribonetics                     --               --               --               --
    Exercise of consultant options                --               --               --              8,000
    Issuance of shares in connection
    with acquisition of Immunotherapy             --               --               --         91,632,000
    Amortization of options                    351,000             --               --            351,000
    Net loss                                      --               --        (56,199,000)     (56,199,000)     (56,199,000)
    Net unrealized gain in investment
        securities                                --            143,000             --            143,000          143,000
Translation adjustment                            --            (32,000)            --            (32,000)         (32,000)
                                                                                                                  -------
Comprehensive loss                                                                                            (56,088,000)
------------------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 1997                   (449,000)         (40,000)     (98,570,000)      83,547,000

Issuance of shares in connection with
   acquisition of Immunotherapy                   --               --               --               --
Exercise of special options                       --               --               --               --
Amortization of options                        171,000             --               --            171,000
Preferred dividends                               --               --               --               --
Net loss                                          --               --        (34,963,000)     (34,963,000)     (34,963,000)
Translation adjustment                            --             60,000             --             60,000           60,000
                                                                                                                   ------
Comprehensive loss                                                                                           $ (34,903,000)
------------------------------------------------------------------------------------------------------------------------------------


Balance - December 31, 1998                   (278,000)          20,000     (133,533,000)      48,815,000

Issuance of shares in connection with
   exercise of underwriter options                --               --               --            922,000
Issuance of  Series B shares in
   connection with private placement,
   net of issuance costs of $2,577,000            --               --               --         60,423,000
Preferred dividends                               --               --           (192,000)        (192,000)
Issuance of shares in connection with
   acquisition of CellPro                         --               --               --          3,000,000
Retirement of CellPro shares                      --               --               --           (628,000)
Issuance of shares in connection with
   exchange in interest in subsidiary             --               --               --          6,282,000
Issuance of shares in exchange for
   certain Innovir preferred shares               --               --               --            153,000
Non-cash exercise of options                      --               --               --            (24,000)
Amortization of options                        161,000             --               --            161,000
Option repricing                               (81,000)            --               --               --
Net loss                                          --               --        (35,673,000)     (35,673,000)     (35,673,000)
Translation adjustment                            --            (25,000)            --            (25,000)         (25,000)
                                                                                                                  -------
Comprehensive loss                                                                                           $ (35,698,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1999              $    (198,000)   $      (5,000)   $(169,398,000)   $  83,214,000

NEXELL THERAPEUTICS INC. and Subsidiaries

Consolidated Statement of Cash Flow

----------------------------------------------------------------------------------------------------------------
                                                                                Years Ended December 31,
                                                                  ----------------------------------------------
                                                                         1999            1998           1997
----------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss ........................................................   $(35,673,000)   $(34,963,000)   $(56,199,000)
Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation and amortization ................................      6,999,000       6,610,000       1,232,000
   Noncash compensation .........................................        161,000         171,000         430,000
   Accrued interest on long-term debt............................      1,901,000       1,956,000            --
   Purchased in process research and development ................           --              --        39,862,000
   Loss from disposal of equipment ..............................        163,000            --              --
   Closure of facilities and related costs ......................        112,000       2,265,000            --
   Minority interest in net loss ................................           --        (4,161,000)     (3,474,000)
   Changes in operating assets and liabilities
     Increase in trade accounts receivable ......................     (2,033,000)           --              --
     (Increase) decrease in other current assets and other
       assets ...................................................     (4,468,000)        967,000       4,038,000
     (Increase) decrease in receivable from related party .......      2,945,000       1,147,000      (4,138,000)
     Increase in accounts payable and accrued expenses ..........      1,485,000         766,000       1,190,000
     Increase in accounts payable to related party ..............        557,000       1,979,000            --
----------------------------------------------------------------------------------------------------------------
Net cash used in operating activities ...........................    (27,851,000)    (23,263,000)    (17,059,000)
----------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Net sales of short-term investments ..........................           --              --        38,300,000
   Sale of marketable securities ................................           --              --           214,000
   Purchases of equipment .......................................     (3,323,000)     (1,128,000)       (683,000)
   Proceeds from sale of equipment ..............................        151,000            --              --
   Cash acquired in acquisition .................................           --              --        28,138,000
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities .............     (3,172,000)     (1,128,000)     65,969,000
----------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sales of preferred common stock, net ...........     60,423,000            --              --
   Proceeds from issuance of common stock in connection with
     the exercise of warrants/options ...........................        922,000            --           742,000
   Purchase/retirement of common stock ..........................       (628,000)           --              --
   Repayment of long-term debt ..................................    (34,029,000)           --              --
   Repayment of capital leases ..................................        (56,000)       (386,000)       (503,000)
----------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities .............     26,632,000        (386,000)        239,000
----------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash .........................         (5,000)         38,000          70,000

Net increase (decrease) in cash and cash equivalents ............     (4,396,000)    (24,739,000)     49,219,000

Cash and cash equivalents at beginning of period ................     33,091,000      57,830,000       8,611,000
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period ......................   $ 28,695,000    $ 33,091,000    $ 57,830,000
----------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Cash paid for interest .......................................   $  3,934,000    $     79,000    $    121,000
   Cash paid for taxes ..........................................           --              --              --
----------------------------------------------------------------------------------------------------------------
Non cash investing and financing activities:
In March 1997, the Company issued 200,000 shares of Common Stock valued at
$700,000 to Columbia University related to a research agreement.
In December 1997, the Company issued 11,000,000 and 404,120 shares of Common
Stock with an aggregate value of $91,632,000 to Baxter Healthcare Corporation and Lazard Freres, respectively, in connection with the acquisition of 80.5%
of Nexell of California Inc.
In January 1999, the Company issued 1,882,215 shares of Common Stock valued at
$3,000,000 in exchange for certain intangible assets.
In May 1999, the Company issued 3,000,000 shares of Common Stock valued at
$6,282,000 to Baxter Healthcare Corporation in exchange for its minority interest in Nexell of California Inc.
In June 1999, the Company issued 70,000 shares of Common Stock valued at
$153,000 to certain Innovir shareholders in exchange for their outstanding
Innovir preferred stock.
In December 1999 and 1998, respectively, the Company issued 4,216 and 3,978 shares of Series A Preferred Stock as in-kind dividends.
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

(1)      The Business

         Operations

               Nexell Therapeutics Inc. ("Nexell" or the "Company") (formerly VIMRx Pharmaceuticals Inc.) is an Irvine, California-based biotechnology company. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI") is developing products utilizing cell selection technology in cell therapy for cancer and other life-threatening diseases. NCI is a leader in cell selection technology and currently sells cell selection products in Europe, the United States and Canada. The Company previously operated two other biotechnology subsidiaries engaged in the discovery and development of biopharmaceuticals, Innovir Laboratories, Inc. ("Innovir") and Vimrx Genomics, Inc. ("VGI"), both of which have ceased operations. Beginning in 1998, Nexell's principal business has been NCI's cell therapy operations.

         Risks

               The Company is subject to those risks associated with any biotechnology company which has substantial expenditures for research and development. There can be no assurance that the Company's research and development projects will be successful, that products developed will obtain necessary regulatory approval, or that any approved product will be commercially viable. In addition, the Company operates in an environment of rapid technological change, and is largely dependent on the services of its employees and consultants.

   (2)   Summary of Significant Accounting Policies

         Basis of Presentation

               The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses and negative cash flows from operations since inception; however, management believes that existing liquid assets will enable the Company to continue to operate for the foreseeable future.

         Consolidation

               The accompanying consolidated financial statements include the accounts of Nexell, NCI and its subsidiaries, VIMRx Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         Foreign Currency Translation

                The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in shareholders' equity. Gains and losses resulting from foreign currency transactions included in the Company's results of operations were not material in any of the periods presented.

         Cash and Cash Equivalents

                Cash and cash equivalents of $28.7 million and $33.1 million at December 31, 1999 and 1998, respectively, consist of money market deposits, bank deposits, commercial paper with original maturities of less than three months, and a mutual fund which invests in short duration bonds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The Company holds no collateral for these financial instruments. Cash and cash equivalents subject the Company to concentrations of credit risk.

         Inventories

                Inventories, which consist only of finished goods, are stated at the lower of cost or market.

         Fixed Assets

                Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost. Equipment held for sale is valued at its fair value less costs to sell.

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

         Intangible Assets

                Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is being amortized on a straight-line basis over 12.5 years. Other intangibles primarily consist of patents, trademarks, license agreements and the estimated fair value of the workforce acquired in the NCI transaction discussed below. Such intangibles are being amortized on a straight-line basis over periods from 4 to 15 years.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

                In 1998, when management determined that Innovir's operations would be shut down and the employment of the workforce would be discontinued (see note 4), the remaining value of the related goodwill, $517,000, was charged to expense.

         Other Assets

                Other assets consist of investments (see note 6), security deposits which will be recovered upon termination of the related leases, prepaid VAT deposits and a long-term prepaid royalty.

         Revenue Recognition

                The Company recognizes revenue from the sale of instruments, biologicals, reagents and related products at the time such products are shipped from the finished goods warehouse. Upon shipment, title and risk of loss transfers to the customer and the earnings process is considered complete. Except for warrantied defects, sales of the Company's products are not subject to right of return.

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

         Stock Based Compensation

                The Company accounts for stock-based compensation arrangements with employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25 (APB No. 25) Accounting For Stock Issued To Employees, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Pro forma net loss and net loss per share are presented in note 11 as if the fair value method had been applied.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


                Stock options issued to non-employees are recorded at the fair value of the stock options at the performance commitment date. Upon exercise, net proceeds, including income tax benefit realized, are credited to equity.

         Net Loss Per Share

                Basic net loss per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed using the weighted average number of shares of common stock outstanding and potentially dilutive common shares outstanding during the period. Potentially dilutive common shares consist of stock options and warrants using the treasury stock method but are excluded if their effect is antidilutive.

                Stock options and warrants, excluding Class B performance warrants (see note 10), to purchase 19,840,836, 11,487,425, and 9,758,650 shares of Common Stock were outstanding at December 31, 1999, 1998 and 1997, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

         Impairment of Long-Lived Assets

                The Company reviews fixed assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amount, including the unamortized portion of any allocated goodwill, to future undiscounted cash flows the assets are expected to generate. If fixed assets and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the assets, including any allocated goodwill, exceeds fair market value. Measurement of the amount of impairment may be based on appraisal, market values of similar assets or estimates of future discounted cash flows resulting from use and ultimate disposition of the asset.

         Fair Value of Financial Instruments

                Financial instruments include receivables, accounts and notes payable and investments. The carrying amount of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a current transaction for that carrying amount.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         Comprehensive Loss

                  Comprehensive loss consists of net loss, net unrealized gains on securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive income
         (loss) is included as a component of shareholders' equity.



                                   1999             1998             1997
                             ---------------   --------------   --------------
 Net loss                      $(35,673,000)    $(34,963,000)    $(56,199,000)
 Net unrealized gain
   in investment securities              --               --          143,000
 Translation adjustment             (25,000)          60,000          (32,000)
                             --------------    -------------    -------------

 Total comprehensive loss      ($35,698,000)    $(34,903,000)    $(56,088,000)
                             ==============    =============    =============

                The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income (loss) was $(5,000), $20,000, and ($40,000) at December 31, 1999, 1998 and
        1997, respectively.

                No income tax expense or benefit was allocated to the net unrealized gain in investments or to the foreign currency translation adjustments recorded in 1999, 1998 and 1997, respectively, due to the Company's significant net operating loss tax carryforwards.

         Use of Estimates

                The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported assets and liabilities as well as the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ from those estimates.

         Reclassifications

         Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)      Acquisitions

         Acquisition of 80.5% of the Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation

                On December 17, 1997, the Company completed its acquisition of the intellectual property and intangible assets, other than trademarks, of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter, for 11,000,000 shares of the Company's Common Stock and 66,304 shares of the Company's Series A Preferred Stock; and the transfer of such intangible assets to

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         a newly organized subsidiary, NCI, in exchange for 80.5% of NCI's common stock. Concurrently, NCI acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the payment to Baxter of 19.5% of NCI's common stock and a warrant entitling Baxter to purchase an additional 6% of NCI's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of NCI's 6.5% convertible subordinated debentures for $10,000,000 and Baxter purchased $30,000,000 principal amount of such debentures for $30,000,000. The Company's debentures eliminate on consolidation.

                The fair values of the 11,000,000 shares of the Company's
         Common Stock, the 66,304 shares of the Company's Series A Preferred Stock and the warrant to purchase an additional 6% of NCI's common stock were $23,696,000, $66,304,000 and $2,100,000, respectively, as of the closing date of December 17, 1997.

                Nexell's acquisition of 80.5% of NCI has been accounted for as a purchase and the operating results of the Company include those of NCI for the period from December 17, 1997 (date of acquisition) to December 31, 1997. The purchase price of $93,000,000 was allocated as follows:

                Tangible assets                                $14,441,000
                In-process research and development             37,712,000
                Goodwill                                        29,761,000
                Patents and Trademarks                           7,230,000
                Workforce                                        3,490,000
                Other                                              366,000
                                                               -----------
                                                               $93,000,000
                                                               ===========

                The technological feasibility of the purchased in-process research and development related to the NCI acquisition was not established as of the acquisition date. Therefore, the entire amount has been expensed in the period ended December 31, 1997. The goodwill, patents and trademarks are being amortized on a straight-line basis over 12.5 years and the estimated fair value of the workforce is being amortized on a straight-line basis over 15 years.

                As a result of the acquisition of the Division, the Company recorded a $37.7 million charge for purchased in-process research and development. Purchased in-process research and development ("IPR&D") consisted of the development efforts associated with the Isolex(R) 300i cellular selection device and related kits at the date of acquisition. This was the principal technology being developed by the acquired business and represented its principal product line. These products are qualified for treatment as IPR&D in those countries where their regulatory approvals for targeted indications have not been granted, and the Company is expending resources in clinical trials to achieve regulatory approval. At the acquisition date, a cumulative amount of approximately $81.9 million had been spent on research and development associated with the IPR&D projects, and a total of approximately $46.8 million was expected to be incurred before completion of the projects. The R&D budget for 1998 indicated that roughly one-third of R&D spending was associated with clinical, regulatory/QA, and manufacturing development activities. The remaining R&D spending was dedicated to research, cell biology, engineering, technical affairs, administration, and the maintenance of the Company's facilities.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         Consequently, the remaining cost of completing clinical trials for existing programs was significant but a minor element of overall R&D spending.

                The fair values assigned to the IPR&D projects, an estimate of remaining R&D spending, and their planned dates of completion as of December 17, 1997 were as follows:

                                                                                   Remaining        Completion
         Project                                          Fair Value                R&D (1)            Date
         -------                                          ----------              ----------        ----------
                                                                                  (Unaudited)
         Selection Kits - N. America                      $20.84 million          $13.06 mil.         1998
         Selection Kits - Europe                           10.41 million           15.08 mil.         1998
         Selection Kits - Japan                             5.51 million            2.84 mil.         1999
         Selection Kits - Intercontinental/Asia             7.60 million            2.50 mil.         1998
         Isolex Device Sales                               (6.65 million)          13.32 mil.         1998

                Note: (1) Total R&D spending attributed to the indicated market from acquisition date through year of introduction for specific selection kits then under development. May include significant R&D spending associated with future indications not then classified as in-process research and development. Not on present value basis.

                The values of these projects were determined through a discounted cash flow methodology, employing management's projection of operating cash flows expected to result from anticipated sales of such products and included in the calculation of cash flows all projected costs associated with developing the technology into commercially viable products. A risk-adjusted discount rate was applied to the projected cash flows in the development of the fair values of the projects.

                The most material risk impacting completion and commercialization of the IPR&D projects is associated with the successful completion of clinical trials and the granting of regulatory approval for sale in each of the target markets. Such regulatory approval is not assured and represents a source of substantial risk to the realization of a return on investment in the IPR&D projects.

                The Company believes that the assumptions used in determining the estimates of the costs to develop the in-process research and development into commercially viable products were reasonable at the time of the acquisition. No assurance can be given, however, that the underlying assumptions used to estimate revenues, operating expenses and cash flows, the remaining project development costs, or the remaining events leading to regulatory approval and ultimate commercialization of the products will transpire as estimated.

                The purchased in-process research and development represented approximately 40% of the purchase price.

                The acquired in-process research & development was valued through application of a discounted cash flow methodology applied to the operating cash flow projected to be contributed by each of the development projects. The financial projection employed in this valuation was that which was employed by NCI in making its determination of consideration to be paid for the assets and

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         assumed liabilities of the company at the closing date. Included in the calculation of operating cash flow discounted to fair value in this case was consideration of charges for other assets employed in the realization of the return on the in-process research & development assets, specifically representing patents, trademarks, and the assembled workforce.

                Material cash flows for the projects were projected to begin within one to two years from the date of acquisition and following regulatory approval for the projects, as granted by the FDA or by the relevant local regulatory authority for international markets. Such cash flows, in line with management's projection described above in item a), were projected through the year 2006. Beyond that year, it was expected that additional indications not under development at acquisition would become increasingly material in total revenues of the company.

                There were only limited product sales at the acquisition date, representing certain products that have been sold in Europe on a limited basis. In 1994, Baxter launched a series of monoclonal antibodies in Europe to leverage the MaxSep(R) instrument. The MaxSep(R) instrument and certain B-Cell antibodies received CE Mark in 1996 while certain breast cancer antibodies received CE Mark in 1997. Gross and operating profit margins for the indications in development at acquisition were projected to be comparable to those recognized from these products already being sold in Europe.

                The most significant and uncertain assumptions that affected the valuation concerned the risk of failure to achieve successful completion of clinical trials to establish the efficacy of the technology and to enable the Company to obtain regulatory approval for sale in each of the target markets. Such regulatory approval is not assured and represents a source of substantial risk to the realization of a return on investment in the IPR&D projects.

                In determining the fair value of acquired in-process research and development, management employed all financial and operational information available at the acquisition date, including the business plan and projection upon which the negotiated consideration was based. Management also commissioned an outside valuation to assist them in their responsibility for determining the fair value of acquired assets, including in-process research & development. Ultimately, based upon such available information and advice, management has assumed responsibility for the determination of the fair value of acquired in-process research & development.

                The Company has since received FDA approval in the United
         States for certain of the Isolex products and began marketing the products commercially in July 1999. The Company continues to perform research and development in the United States to expand the indications for such products and to obtain regulatory approval in foreign countries.

                In addition, the Company entered into a series of agreements pursuant to which Baxter agreed to (i) perform manufacturing services;
         (ii) supply certain products and components; (iii) have the exclusive rights to distribute certain of the products and instruments which it sold to NCI; (iv) provide engineering and product development services and certain transitional services for NCI; (v) sublicense certain technology to NCI; and (vi) comply with a noncompetition and confidentiality agreement. In connection with the product development agreement, the Company may pay up to $21,000,000 to Baxter as and when certain product development and regulatory approvals are achieved. The $21,000,000 represents the maximum potential amount that could be paid by the Company when, and

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         if, certain FDA and European regulatory approvals are obtained and is not related to the provision of services by Baxter. As the amount of the contingent consideration, if any, was not determinable nor was the achievement of the approvals considered probable at the date of acquisition, it was excluded from the determination of the cost of the acquisition. Upon obtaining the respective regulatory approval, the Company will record a liability for the related contingent consideration and an increase to goodwill to be amortized over the remaining estimated useful life of the originally recorded goodwill of
         12.5 years.

                Baxter provides manufacturing services to the Company on an ongoing basis with respect to NCI's products at cost, and marketing services are provided at a certain margin.

           Acquisition of Minority Interest in NCI

                In May 1999, Nexell changed its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and acquired the minority interest of Baxter in the Company's principal business unit and then 80.5% subsidiary, NCI. NCI is now a wholly-owned subsidiary of Nexell. Baxter retained its right to certain milestone payments from NCI.

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

               . A warrant expiring May 27, 2006 to purchase 5,200,000 shares of Common Stock at a price of $1.15 per share, subject to adjustment from time to time in the event of cash dividends, stock dividends, stock subdivision, stock splits, stock combinations or reverse stock splits; and

               . Approximately $33,000,000 principal amount of 6 l/2% Convertible Subordinated Debentures ("Debentures") (replacing the $30,000,000 principal amount of NCI's 6 l/2% convertible subordinated debentures plus accrued interest through the closing date of the acquisition) convertible, commencing November 30, 2002, into Common Stock at a conversion price equal to 95% of the average of the closing prices of the Common Stock on the NASDAQ Stock Market for the 30 consecutive trading days preceding the date of conversion. The Debentures bore interest at 6 l/2% per annum and were due November 30, 2004. Interest was to accrue until November 30, 2002, and, together with one-third of the outstanding principal, was to be payable annually commencing November 30, 2002. Approximately $22,000,000 in principal amount of Debentures was to be convertible into Common Stock commencing November 30, 2002 at the discretion of Baxter, and approximately $11,000,000 in principal amount of Debentures was to be convertible only

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

                    with permission of the Company. The Debentures were retired in November 1999 in connection with the Company's private placement financing. See note 10.

                As a result of the May 1999 transaction, the Company recorded approximately $6,282,000 in additional goodwill which is equal to the fair market value of the common stock issued. Such goodwill is being amortized over twelve years.

         Transactions to Acquire Majority Interest in Innovir Laboratories, Inc.

                The Company, Innovir and certain stockholders of Innovir (the "Aries Funds") entered into a transaction (the "Transaction") whereby the Company acquired 68% of Innovir and Innovir acquired 100% of the outstanding capital stock of VIMRx Holdings Limited ("VHL"). In consideration of the acquisition of VHL, Innovir, on December 23, 1996, issued 8,666,666 shares of a newly designated series of preferred stock, Class D convertible preferred stock and warrants to purchase two million shares of Innovir's common stock. The warrants expire after five years. The exercise price for one million warrants is $1.00 per share; the remaining one million warrants have an exercise price of $2.00 per share.

                VHL was a 100%-owned subsidiary of the Company prior to the Innovir transaction. As indicated in note 2, the goodwill, which had an estimated useful life of three years, was completely written off in 1998. In 1998, the Company purchased additional shares, the fair value of which was $6,157,710, the market value at the time of purchase, and was accounted for by the purchase method in accordance with APB Opinion No. 16.

                Simultaneously with Innovir's acquisition of VHL, the Company, in exchange for $3 million and three million shares of its Common Stock, acquired 9.5 million shares of Innovir's common stock from the Aries Funds. In addition, the Company and the Aries Funds entered into an agreement whereby the Company obtained the right to vote 500,000 shares of Innovir's common stock held by the Aries Funds, thereby effectively giving the Company voting control of an aggregate of 18,666,666 shares of Innovir's common stock.

                The Company's partial acquisition of Innovir and Innovir's acquisition of VHL, have been accounted for as a purchase in accordance with APB Opinion No. 16, Business Combinations ("APB 16") and Emerging Issues Task Force Issue No. 90-13, Accounting for Simultaneous Common Control Mergers ("EITF 90-13"). The application of APB 16 and EITF 90-13 requires that the Transaction be accounted for as a partial sale of VHL to the minority shareholders of Innovir and a partial acquisition of Innovir. The Company's purchase price of its 68% of Innovir totaled approximately $17 million. Of the total purchase price, approximately $3.7 million was allocated to tangible assets, $1.8 million to liabilities, $13.8 million to purchased in-process research and development and the balance to goodwill. The purchased in-process research and development was immediately expensed in 1996.

                During the year ended December 31, 1998, the Company purchased additional shares of Innovir (at market price) which increased its ownership interest to approximately 85%.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

                As discussed in note 4, the Company discontinued funding of Innovir and Innovir closed its three operating locations in late 1998.

                In June 1999, the Company issued 70,000 shares of Common Stock to certain Innovir shareholders in exchange for their outstanding Innovir preferred shares. The Innovir shareholders are unrelated third parties to the Company. The transaction was recorded as an additional investment in Innovir by the Company, by retiring the preferred Innovir stock and issuing the new Common Stock. The net impact on the consolidated financial statements was a charge to expense and an increase in paid in capital. The 70,000 shares of Common Stock were valued at $153,000 based on the current market close price on the date of the transaction.

         Acquisition of CellPro Assets

                On January 29, 1999, the Company completed the purchase of certain assets of CellPro Incorporated ("CellPro"). Assets purchased included substantially all of CellPro's intellectual property rights, patents, antibodies and related cell banks, and license rights. These assets were acquired in exchange for 1,882,215 shares of Common Stock with a fair market value of $3,000,000. The fair market value was determined based upon the average closing price of the Common Stock for the 15 business days which ended prior to the closing, or $1.59 per share. The transaction was accounted for as an asset purchase and the purchase price was allocated to patents and licenses.

         In March 1999, the Company repurchased from CellPro and retired 627,405 shares of Common Stock.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

(4)      Restructuring Costs

                In 1998, the Company discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir has closed all operations and has discontinued research and development activities. Innovir continues to seek partners, licensees or purchasers of its technology.

                The three operating locations, Cambridge, England, Gottingen, Germany, and New York, were closed in 1998. The total number of employees terminated as a result of the restructuring was 44, all of which were terminated by December 31, 1998, with termination payments completed in 1999.

                Fixed assets of the closed facilities, consisting mainly of laboratory equipment, were sold or are held for sale. Approximately $100,000 and $275,000 of fixed assets held for sale were included in fixed assets, net, on the accompanying consolidated balance sheets as of December 31, 1999 and 1998. The fixed asset impairment charge was determined as the difference between the net book value of the assets and the estimated net proceeds from sale.

                The following table presents the Innovir related restructuring activities:

                                                                          Balance                            Balance
                                  Restructuring         Applied/        December 31,         Applied/     December 31,
                                    Provision        Cash Payments          1998           Cash Payments      1999
                               -------------------- ---------------- -------------------- ---------------  ------------
            Severance related             $711,000        ($330,000)            $381,000       ($381,000)        ---
            Lease termination               80,000          (80,000)                 ---             ---         ---
            Fixed asset
             impairment                  1,215,000       (1,215,000)                 ---             ---         ---
            Goodwill                       517,000         (517,000)                 ---             ---         ---
            Other                          102,000         (102,000)                 ---             ---         ---
                               -------------------- ---------------- -------------------- ---------------   -----------

            Total                       $2,625,000      ($2,244,000)            $381,000       ($381,000)        ---
                               ==================== ================ ==================== ================  ============

                The Company recorded net losses of $157,000, $9,862,000, and $10,049,000 in 1999, 1998 and 1997, respectively, related to the operations of Innovir. Due to the cessation of Innovir-related activity, such losses are not expected to be material in the future. The remaining termination payments were accrued as of December 31, 1998 and paid in 1999. The Company does not expect the closure of Innovir to have a material effect on future liquidity or capital resources. The Company is not aware of any remaining Innovir related commitments or contingencies.

                In January 1999, the Company announced that it intended to acquire 100% of its 80.5% held subsidiary, NCI, and to restructure the Company by changing its name from VIMRx Pharmaceuticals

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         Inc. to Nexell Therapeutics Inc. and relocating its corporate headquarters to Irvine, California. This transaction was completed in May 1999. In conjunction with the closure of the former headquarters in Wilmington, Delaware, the Company recorded a restructuring charge of $502,000 comprised of $390,000 in severance related costs and a fixed asset impairment charge of $112,000. Due to the office closure, the Company decided to dispose of substantially all of the existing office furniture and fixtures. Based upon an independent third-party appraisal of the furniture and fixtures, the Company recorded a charge of approximately $112,000 at the time such assets were removed from service to reduce the assets' carrying amount to the estimated fair value of $25,000. All such assets were sold in 1999.

                In addition, eight employees were terminated as a result of the restructuring and move of the Company's headquarters. The employees were notified in January 1999 of their pending termination and the termination benefits they were to receive. All severance related payments of $390,000 were made prior to December 31, 1999.

(5)      Research Contracts and Other Agreements

                In the normal course of business, the Company is party to various research contracts, collaborative agreements, employment agreements, and other commitments. Significant contracts and agreements are described below.

         Research Agreements with Columbia University

                In March 1997 the Company entered into an agreement (the "Agreement") with Columbia University ("Columbia") whereby the Company, through its then newly established subsidiary, VGI, would provide $30 million in funding to Columbia over the next five years in exchange for the right to exclusively license technology developed under the Agreement at Columbia. Columbia received a 10% interest in VGI (valued at $500,000), and received 200,000 shares of Common Stock (valued at $700,000), which collectively were allocated to purchased research and development which was immediately expensed. Under the terms of the Agreement, VGI provided funding to Columbia of $4.8 million and $1.2 million in 1998 and 1997, respectively. No additional funding was provided due to the termination of the Agreement discussed below.

                In March 1997 the Company also entered into a research agreement with Columbia whereby the Company was to provide $2.7 million in funding over three years to research and develop Blood Factor IXai ("VM201"). In connection with this agreement, the Company acquired the exclusive, worldwide license to VM201 for $100,000.

         Termination Agreement with Columbia University

                In November 1998, the Company entered into a termination agreement with Columbia University whereby the above agreements and other agreements were terminated, the Company paid Columbia $900,000 and was released from all obligations to Columbia under those agreements. The $900,000 termination payment is presented as "Contract settlement" on the accompanying consolidated statements of operations. No assets were written off nor were any liabilities assumed as a result of the termination of this agreement.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

         Agreements with Baxter

                As described in note 3, the Company is party to numerous contracts with Baxter.

                Under the terms of the Hardware and Disposable Manufacturing Agreement, the Antibody Manufacturing and Storage Agreement and the Hardware and Disposables Supply Agreement, NCI purchased products from Baxter, and Baxter purchased products from NCI under the Marketing, Sales and Distribution Agreement (see note 7).

                In 1999, the Company terminated certain agreements with Baxter whereby the Company assumed direct control for all sales and distribution of its products. As a result, the Company repurchased $4,359,000 of inventory previously sold to Baxter. Additionally, the Company entered into a royalty agreement pursuant to which Baxter will receive a royalty of 5% of net sales of Isolex and related cell therapy products from January 1, 2001 through December 17, 2008. Baxter will also be entitled to a royalty of 5% of net sales in excess of $50,000,000 in the year 2000.

         Hypericin Agreement

                Pursuant to an agreement with New York Universtiy and YEDA Research Development Co., Ltd., the Company was granted a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retroviruses as a therapeutic or preventive treatment for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. The agreement requires the Company to protect the licensors and their related parties (consultants and scientists) from damages arising out of the conduct of the research project and the use or practice of the research technology, products or processes by the Company or its related parties. The Company must also maintain employer's liability insurance for all its employees engaged in work involving the research project.

                In addition, the Company is required to make royalty and related payments to the licensors under the agreements consisting of: (1) royalties of 7% on net sales of products licensed; (2) royalties of 4.4% on net sales of products sublicensed; (3) 40% of payments from third parties to fund research and development and (4) 12% of consideration received from an entity selling licensed products.

                Commencing June 1, 1993, minimum annual royalty payments to $100,000 are due until the later of the expiration of the licensors' patent or 15 years from the first commercial sale of products under the agreement. The minimum annual royalty was paid during 1999, 1998 and 1997.

                The Hypericin license agreement covers thirteen patents and patent applications. Seven patents have been issued in the United States, with expiration dates from February 2007 to April 2013. For the remaining unissued U.S. patents, the earliest expiration date will be seventeen years from the date of issue. The foreign patents, all of which are counterparts to the U.S. patents, have been issued in various countries with various expiration dates (85 individual foreign patents by country issued for the 13 patents). Most of the foreign patents have 20-year terms, and none of the foreign patents will expire before its U.S. counterpart expires. The Company has not recorded any commercial sales under the agreement to date.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

(6)      Investments

                At December 31, 1999 and 1998, substantially all of the Company's excess cash was invested in a mutual fund which, for financial statement purposes, is considered to be a cash equivalent. Amounts invested in the mutual fund were $28,113,000 and $31,993,000 at December 31, 1999 and 1998, respectively. During 1997, the Company realized a net gain of approximately $170,000 on the sale of its available for sale investments, which is included in "other income" on the accompanying consolidated statements of operations.

                During 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expired on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to Innovir's subsidiary, Ribonetics. During 1996, the Company recorded a charge to operations of $350,000 representing the excess over the fair value of the securities at the date of purchase. During 1997, Epoch's stock price was depressed over a prolonged period and the Company determined that the decline was other than temporary. As such, the investment was written down to its market value of $214,000, and is included in "other assets" on the accompanying consolidated balance sheets. Such write-down resulted in a charge of $236,000 to the 1997 consolidated statement of operations.

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

               The investments in Epoch and RPI are accounted for under the cost method as neither of the investments represent more than 20 percent of the voting stock of the investee and the Company does not exercise significant influence over the investee's operations and financial policies.

(7)      Supplemental Balance Sheet Information

         Fixed assets consist of the following:


                                                              December 31,
                                                   -----------------------------
                                                       1999              1998
                                                   -----------       -----------
        Office and laboratory equipment            $14,076,000       $13,013,000
        Computers                                    1,841,000           717,000
        Leasehold improvements                       1,432,000         1,328,000
                                                   -----------       -----------
                                                    17,349,000        15,058,000
                                                   -----------       -----------
        Less:  accumulated depreciation              6,417,000         4,116,000
                                                   -----------       -----------
         Fixed assets, net                         $10,932,000       $10,942,000
                                                   ===========       ===========

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


     Accrued expenses consist of the following:

                                                         December 31,
                                                 ---------------------------
                                                     1999            1998
                                                 ---------------------------
     Miscellaneous accrued expenses                $596,000         $347,000
     Professional fees                              256,000          388,000
     Accrued payroll and related costs            1,656,000          848,000
     Closure of facilities and related costs        ---              381,000
     Relocation                                     534,000          441,000
     Royalties                                      110,000          139,000
                                                 ----------       ----------
                                                 $3,152,000       $2,544,000
                                                 ==========       ==========

     Intangible assets are comprised of the following:

                                                         December 31,
                                                 ----------------------------
                                                     1999            1998
                                                 ----------------------------
     Goodwill                                    $36,075,000      $31,030,000
     Patents and Trademarks                       10,230,000        7,230,000
     Workforce                                     3,490,000        3,490,000
     Other                                         1,260,000        1,135,000
                                                 -----------      -----------
                                                  51,055,000       42,885,000

     Less:  accumulated amortization               7,864,000        5,250,000
                                                 -----------      -----------
     Intangible assets, net                      $43,191,000      $37,635,000
                                                 ===========      ===========

     Accounts receivables from related parties are due primarily from Baxter. The 1999 and 1998 receivables from related party of $1,248,000 and $4,193,000, respectively, are related to receivables due on product sales under the Marketing, Sales and Distribution Agreement. The decrease is due to the restructuring of the agreements with Baxter and the resultant increase in trade receivables.

     Accounts payable due to related parties are due primarily to Baxter. The $4,279,000 and $3,722,000 due in 1999 and 1998, respectively, relate to payments due for purchases of inventory under the Hardware and Disposables Manufacturing, Hardware and Disposables Supply, Antibody Manufacturing and Storage, and Services Agreements.

     The various agreements with Baxter provide for net 60 day payment terms and net payments are settled by check or bank wires within the 60 day terms. The Agreements provide for right of offset between the Company and Baxter.

(8)  Leases

     The Company leases its facilities and certain equipment under noncancelable operating leases expiring through November 2004. The facility lease provides for monthly rental payments adjusted

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

     yearly based upon the consumer price index. Rental expense for the years ended December 31, 1999, 1998 and 1997 for operating leases aggregated approximately $969,000, $930,000, and $632,000, respectively.

          At December 31, 1999, the future minimum lease commitments under these leases are as follows:

     Year Ended December 31,               Operating Leases
     -----------------------               ----------------
          2000                                  $689,000
          2001                                   639,000
          2002                                   625,000
          2003                                   579,000
          2004                                   545,000
                                              ----------
     Total minimum lease payments             $3,077,000

          The Company had no outstanding capital leases as of December 31, 1999. The Company terminated all capital leases during 1999 and the equipment was returned to the lessors. The Company has maintained an accrued liability of $116,000 for potential future payments which may be due to the lessors subsequent to the disposition of the previously leased equipment as the Company is liable for any loss realized by the lessors.

(9)  Long Term Debt

Long-term debt consists of the following:

                                                          December 31,
                                                  -------------------------
                                                     1999          1998
                                                  ----------   ------------
Convertible debt payable to
  related party                                       --        $32,031,000
Note payable to warrantholder                         --             96,000
                                                                -----------
Total long-term debt                                  --         32,127,000
Less  Current installments                            --             96,000
                                                                -----------
Long-term debt, excluding current installments        --        $32,031,000
                                                                ===========

     Convertible Debt Payable to Related Party

          In connection with the Company's purchase of 80.5% of NCI, Baxter purchased $30,000,000 of NCI's subordinated debentures which were due in November 2004. The debentures bore interest at a rate of 6.5% which was to be initially payable in November 2002. At December 31, 1998, accrued interest amounted to $2,031,000 and was included in long-term debt. During 1999, the debentures were exchanged for debentures issued by the Company and such debentures were repaid from proceeds of the November 1999 private placement financing (see note 10).

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

     Term Note Payable to Warrantholder

          The term note provided for interest, payable quarterly, at a rate of 8% per annum. The noteholder (State of New York) held a lien on all the assets of Innovir. In connection with the issuance of the term note, Innovir issued a warrant which provided the holder with the right to acquire an aggregate of 40,000 shares of Innovir's common stock at $6.25 per share. Any accrued but unpaid interest related to the term note could also be used to acquire additional shares of common stock at a price of $6.25 per share. The warrant expired on February 10, 1998.

          During November 1996, the payment terms of the term note were amended (the "Amended Note") and related accrued and unpaid interest as of that date was deferred. In consideration for such amendment, Innovir issued a second warrant, which expires on November 21, 2001, to the noteholder to purchase 20,000 shares of Innovir's common stock at $1.50 per share. The fair value of the warrant, as determined by the Board of Directors of Innovir, totaled approximately $16,000. Such amount was accounted for as deferred financing cost and amortized over the remaining life of the Amended Note. The Amended Note was repaid in full in 1999.

          For the years ended December 31, 1999, 1998, and 1997 interest expense was $1,903,000, $2,036,000, and $196,000.

(10) Shareholders' Equity

          The Company is authorized to issue up to 160,000,000 shares of Common Stock with a par value of $.001. Additionally, the Company's Board, at its sole discretion, can issue series of preferred stock with each series having its own rights, privileges, and qualifications determined by the Board. The Company is authorized to issue up to 1,150,000 shares of preferred stock, of which 74,498 shares of Series A Preferred and 63,000 shares of Series B Preferred are outstanding.

     Series A Preferred Stock rights are as follows:

          On May 25, 1999, the shareholders of the Company approved certain changes to the terms of the Series A Preferred Stock through an amendment to the Certificate of Incorporation to:

          . Set the conversion price of the Series A Preferred Stock at $2.75 per share. The Certificate of Incorporation previously provided that the conversion price be set in July 1999 based on the market price of the Common Stock at that time, subject to a maximum conversion price of $7.50 per share and a minimum conversion price of $5.50 per share.

          . Eliminate the anti-dilution provision reducing the conversion price of the Series A Preferred Stock in the event the Company were to issue Common Stock, or securities convertible into Common Stock, prior to June 17, 1999 at a price below the conversion price then in effect.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          The shareholders also approved an amendment to increase the authorized Common Stock from 120,000,000 shares to 160,000,000 shares, and to create and authorize 1,000,000 additional new shares of preferred stock.

          Holders of Series A shares have no voting rights and are entitled to receive dividends payable in-kind at the rate of 6% of the Liquidation Preference ($1,000 per share) per share per annum, as and when declared by the Board of Directors, before any dividend or distribution is declared, set apart or paid upon the Common Stock. The Series A shares are not subject to any mandatory redemption or sinking fund provisions.

          At December 31, 1999 and 1998, Series A share dividends amounting to $4,227,000 and $3,988,000, respectively, were payable. As of December 17, 1999, $4,216,000 of in-kind dividends were declared by the Board of Directors.

          Series B Preferred Stock rights are as follows:

          On November 24, 1999, the Company entered into a Securities Agreement (the "Securities Agreement") with John Hancock Mutual Life Insurance Company, Metropolitan Life Insurance Company, Massachusetts Mutual Life Insurance Company, The Lincoln National Life Insurance Company, and certain of their affiliates (the "Purchasers").

          Pursuant to the terms of the Securities Agreement, the Company issued and sold to the Purchasers, for an aggregate price of $63,000,000, 63,000 shares of newly-designated Series B Cumulative Convertible Preferred Stock of the Company (the "Series B Preferred Stock"), Put Rights (the "Put Rights") issued by Baxter, Class A Warrants of the Company (the "Class A Warrants"), and Class B Warrants of the Company (the "Class B Warrants").

          Each share of the Series B Preferred Stock is convertible at the option of the holder at any time until November 24, 2006 (at which time conversion is automatic), into Common Stock at a price of $2.75 per share, subject to anti-dilution adjustment in certain circumstances. The Series B Preferred Stock is convertible, in the aggregate, into 22,909,091 shares of Common Stock (representing approximately 17.7% of pro forma fully-diluted shares outstanding as of November 24, 1999, using the treasury method).

          Holders of Series B Preferred Stock do not have voting rights except as required by Delaware law and for certain matters specified in the Certificate of Designation. Cash dividends are payable on the Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually. No dividends may be declared or paid on the Common Stock or Series A Preferred Stock if dividends on Series B Preferred Stock are in arrears. Also, in the event of any cash dividends on Common Stock, the holders of Series B Preferred Stock are entitled to participate on an as-if converted basis.

          The Put Rights provide the Purchasers with the ability to cause Baxter to purchase the Series B Preferred Stock from November 24, 2002 until November 24, 2004, unless terminated earlier under the circumstances described in the Put Right Certificate. The purchase price to be paid by Baxter would reflect a per annum compounded return to the Purchasers equal to 5.91%.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


          The Class A Warrants are exercisable for 15 business days commencing November 24, 2004 (provided the Put Right has not been exercised), at an exercise price of $.01 per share, subject to anti-dilution adjustment in certain circumstances, into a number of shares of Common Stock, up to a maximum of 6,000,000 shares, that is dependent on the average of the last reported sale prices of the Common Stock for the 10 trading days preceding November 24, 2004. The maximum number of shares is issuable if the price of the Common Stock is $3.00 or less, and no shares are issuable if the price of the Common Stock is greater than $5.00. If the stock price is between $3.01 and $5.00, the number of shares that is issuable decreases by 1,000,000 for each $.50 increment that the stock price exceeds $3.00. The Class A Warrants may only be transferable together with the Series B Preferred Stock.

          The Class B Warrants are currently exercisable until December 16, 2004, for an aggregate of 3,000,000 shares of Common Stock, at an exercise price of $3.00, subject to anti-dilution adjustment in certain circumstances.

          At December 31, 1999 Series B Preferred cash dividends amounting to $192,000 were accrued and are payable beginning in May 2000.

(11) Stock Option Plans

     Stock Option Plans - Employees, Directors and Consultants

          The Company has four stock option plans (the "1990 Plan," the "1995 Director's Plan," the "1997 Plan," and the "1998 Plan") and Consultant Option Agreements.

          Under the 1990 Plan, 2,400,000 shares of Common Stock are reserved for issuance upon exercise of either incentive or nonincentive options, which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors, and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee, provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and are generally granted at the market close price on the day prior to the grant. The options accelerate upon a change in control as defined in the 1990 Plan. At December 31, 1999, there were 3,000 options available for grant under the 1990 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

          In August 1995, the Company adopted the 1995 Director's Plan authorizing the issuance of five-year options to purchase an aggregate of 920,000 shares at an exercise price equal to the fair market value of Common Stock at date of grant. All of the options were granted to Directors under the 1995 Director's Plan and no further options are available for grant. As of December 31, 1999, 200,000 options were outstanding and exercisable. The original expiration date of November 17, 2000 was extended to November 17, 2003 by the Board during 1999, subject to shareholder approval.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          On May 25, 1999, the 1997 Plan was amended to increase the number of shares of Common Stock issuable upon exercise of options granted under the 1997 Plan from 2,000,000 to 3,000,000 shares. The shares of Common Stock are reserved for issuance upon exercise of either incentive or non-incentive options, which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee, provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and are generally granted at the market close price on the day prior to the grant. The options accelerate upon a change in control as defined in the 1997 Plan. At December 31, 1999, there were 566,200 options available for grant under the 1997 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

          Under the terms of the 1998 Plan, up to an aggregate of (i) 1,000,000 shares of NCI common stock and (ii) 3,000,000 shares of Common Stock of the Company were reserved for issuance upon the exercise of non-incentive options which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee, provided that options do not become exercisable before six months from the date of grant. Each grant originally provided for an exercise price of $5.00 per share of NCI common stock (approximately $1.67 per share of Common Stock of the Company in the event such options became exercisable for the Company's Common Stock). As a result of NCI becoming a wholly owned subsidiary of the Company in May 1999, all outstanding options converted automatically to options to purchase Common Stock of the Company. The options accelerate upon a change in control as defined in the 1998 Plan. At December 31, 1999, there were 157,412 options available for grant under the 1998 Plan. Generally, options vest at 25% per annum on the anniversary date of the grant.

          The Company has Consultant Option Agreements with certain Consultants who were also directors of the Company. A total of 1,300,000 options were granted under these consulting agreements with a five year term with an exercise price of $.94. The original expiration date of November 16, 2000 was extended to November 16, 2003 by the Board during 1999, subject to shareholder approval. If the shareholders approve the extension of the expiration date, the Company will record a significant non-cash compensation charge in such reporting period. In 1995, the aggregate value of these options was determined to be $351,000 and is being amortized over the vesting period. A total of 200,000 options with a ten year term at an exercise price of $1.47 were granted in connection with a March 1996 agreement whereby certain directors agreed to guaranty operating funds if needed through September 1996.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          Presented below is a summary of stock option plans activity for the years shown:

                                               Weighted Avg.     Options      Weighted Avg.
                                    Options   Exercise Price   Exercisable   Exercise Price
                                 ----------   --------------   -----------   --------------
Balance at December 31, 1996      3,945,000      $   1.59            --
     Granted ...............        615,000          2.24            --
     Exercised .............       (520,000)          .80            --
     Cancelled .............       (131,250)         1.66            --
                                 ----------      --------      -----------       -------
Balance at December 31, 1997      3,908,750          1.79       1,615,951        $1.4012
     Granted ...............      4,306,800          1.66            --
     Exercised .............           --              --            --
     Cancelled .............       (578,025)         1.94            --
                                 ----------      --------      -----------       -------
Balance at December 31, 1998      7,637,525      $   1.71       2,548,775        $  1.56
     Granted ...............      3,166,700          1.52            --
     Exercised .............        (78,812)          .69            --
     Cancelled .............     (1,765,125)         2.58            --
                                 ----------      --------      -----------       -------
Balance at December 31, 1999      8,960,288      $   1.49       4,292,981        $  1.36
                                 ==========      ========      ===========       =======

The following table summarizes information for options outstanding and exercisable at December 31, 1999:

                                    OPTIONS OUTSTANDING                                          OPTIONS OUTSTANDING
                                   --------------------------------------------------   ----------------------------------
                                              Number           Average        Weighted             Number         Weighted
            Range of                     Outstanding         Remaining         Average        Exercisable          Average
        Exercise Prices             As of 12/31/1999  Contractual Life  Exercise Price   As of 12/31/1999   Exercise Price
---------------------------------- -----------------  ----------------  --------------   ----------------   --------------
      $0.0010            $0.4380             160,000              6.27         $0.2741            115,000          $0.3810
      $0.9375            $0.9375           1,500,000              3.68         $0.9375          1,500,000          $0.9375
      $1.0000            $1,4700             646,000              8.56         $1.3763            275,000          $1.3702
      $1.5000            $1.5000           1,360,000              7.21         $1.5000            990,833          $1.5000
      $1.5300            $1.6600             872,250              8.47         $1.6008            314,167          $1.6072
      $1.6700            $1.6700           3,830,588              8.42         $1.6700            777,981          $1.6700
      $1.6900            $2.1250             443,450              7.82         $1.8619            215,000          $1.8856
      $2.1560            $2.1560               3,000              9.52         $2.1560                  0          $0.0000
      $2.1880            $2.1880              40,000              9.51         $2.1880                  0          $0.0000
      $2.8125            $2.8125             105,000              7.11         $2.8125            105,000          $2.8125
--------------------------------- ------------------  ----------------  --------------   ----------------   --------------
      $0.0010            $2.8125           8,960,288              7.38         $1.4941          4,292,981           1.3552

     Note: Option prices and quantities for the 1998 Plan have been adjusted due to the conversion from options for NCI stock to options for Nexell stock as described above.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          At December 31, 1999, there were 726,612 additional shares available for grant under the Plans. The per share weighted-average fair value of the options granted during 1999, 1998 and 1997 are estimated at $1.30 per share, $1.20 per share and $1.85 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                             1999                1998               1997
                             ----                ----               ----
Expected dividend yield      0%                  0%                 0%
Expected volatility          109%                88%                110%
Risk free interest rate      5.6%                5.3%               6.2%
Expected Life                5 years             5 years            5 years
                             -------             -------            -------

          The Company applies APB 25 in accounting for its employee stock option plans and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the grant price of the option at the date of grant. In the event that the fair value of the underlying common stock is equal to or below the grant price of the option at the date of grant, no compensation expense is recognized in the financial statements. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss applicable to common stock would have been increased to the pro forma amounts indicated below:

                             1999               1998               1997
                             ----               ----               ----
         Net Loss:
              As reported    $40,091,000        $38,951,000        $56,365,000
              Pro forma      $42,869,000        $41,307,000        $57,533,000

         Loss per share:
              As reported    $0.56              $0.58              $1.02
              Pro forma      $0.60              $0.61              $1.04

     Nonemployee Director Restricted Stock Award Plan

          The Company has 400,000 restricted shares outstanding to non-employee directors under the 1996 Nonemployee Director Restricted Stock Award Plan. The estimated value of $400,000 was amortized over the vesting period through May 1999.

     Warrants to Acquire Common Stock

          As of December 31, 1999, the Company had 2,199,193 Common Stock Subscription Warrants (the "Warrants") (Nasdaq National Market NEXLW) outstanding to purchase 2,437,215 shares of Common Stock at an exercise price of $1.35 per share, exercisable through June 20, 2006. The Warrants, which have been issued pursuant to a Warrant Agreement dated June 17, 1996, previously had an exercise price of $1.50 per share and had been exercisable for 2,199,193 shares, but the exercise price and exchange ratio were adjusted as a result of additional issuances of derivative securities by the Company in 1999 (see note 3).

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          In December 1996, the Company issued other warrants to an individual to purchase 365,000 shares of common stock at an exercise price of $.01 per share, exercisable through May 21, 2006. 121,667 warrants were exercised in the year ended December 31, 1997. As of December 31, 1999, 243,333 were outstanding.

          In May 1999, the Company issued warrants to Baxter to purchase 5,200,000 shares of Common Stock at an exercise price of $1.15 in exchange for warrants Baxter had held in NCI (see note 3).

          In November 1999 the Company issued Class A Warrants and Class B Warrants to certain institutional investors (see note 10).

          As of December 31, 1999, there were a total of 10,880,548 warrants outstanding and exercisable at a weighted-average exercise price of $1.68.

     Compensation Expense

          The grant of nonemployee director restricted stock was charged to unearned compensation in shareholders' equity at the intrinsic value and is recognized in expense over the vesting period of four years. The fair value of the stock options granted to certain consultants, who are also directors, was estimated on the date of grant using the Black-Scholes option pricing model and charged to unearned compensation in shareholders' equity and is recognized in expense over the vesting period of five years.

          Compensation expense recognized under the Nonemployee Director Restricted Stock Award Plan and for stock options granted to certain consultants, who are also directors, was $161,000, $171,000 and $351,000 in 1999, 1998 and 1997, respectively.

(12) Employee Benefit Plans

          Effective January 1, 1998, the Company established a defined contribution plan which is available to all employees 18 years or older. Participants may contribute up to 15% of their compensation and are 100% vested in their contributions. The Company matches 50% of each participant's contribution up to a maximum of 3% of a participant's compensation. The Company's matching contributions totaled approximately $250,000 and $202,000 for the years ended December 31, 1999 and 1998, respectively.

(13) Income Taxes

          As of December 31, 1999, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $131,394,000 and $79,897,000, respectively, which will expire beginning in the year 2000 through the year 2019 if not utilized. Of the $131,394,000 in federal net operating losses, $36,823,000 is restricted based on separate return limitation year rules. These losses can only be used to offset income from the subsidiaries in which the losses originated.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998

          As of December 31, 1999, the Company has tax credit carryforwards for federal and state income tax purposes of approximately $3,257,000 and $1,028,000 respectively, which are available to offset future tax liabilities if any, through 2019.

          Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% in ownership during a three-year period. Due to the Company's prior and current equity transactions, the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period.

     The components of the deferred taxes at December 31, 1999 and 1998 are as follows:


                                                 1999            1998
                                                 ----            ----
          Net operating loss carryforwards       $ 49,355,000    $ 35,581,000
          Research tax credit carryforwards         4,285,000       2,548,000
          Capitalized R & D expenses                3,262,000              --
          Purchased R&D                            13,491,000      14,112,000
          Accrued expenses and other                3,279,000         349,000
                                                 ------------    ------------

          Total deferred tax asset                 73,672,000      52,590,000
          Valuation allowance                     (73,672,000)    (52,590,000)
                                                 ------------    ------------

          Net deferred tax asset                           --              --
                                                 ============    ============

          Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for federal income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 1999 and 1998.

(14) Contingencies

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 1999 and 1998


(15) Geographic Information

          The Company operates in one industry segment; the development, manufacture and marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies.

                                                                     Year ended December 31,
     Revenues by geographic area                          1999              1998            1997
                                                          ----              ----            ----
           United States                               $ 14,451,000     $ 13,443,000     $   5,002,000
           Rest of World                                    510,000              ---               ---
                                                       ------------     ------------     -------------
                                                         14,961,000       13,443,000         5,002,000
                                                       ============     ============     =============

     Operating loss by geographic area:
           United States                               (34,869,000)     (35,091,000)      (58,505,000)
           Rest of World                                  (599,000)      (4,132,000)       (3,180,000)
                                                       ------------     ------------     -------------
                                                       (35,468,000)     (39,223,000)      (61,685,000)

     Identifiable assets:
           United States                                 92,481,000       88,941,000       120,542,000
           Belgium                                        1,188,000              ---               ---
           Rest of World                                    170,000          403,000         1,405,000
                                                       ------------     ------------     -------------
                                                         93,839,000       89,344,000       121,947,000
                                                       ============     ============     =============

     Depreciation and amortization:
           United States                                  6,987,000        6,312,000           983,000
           Belgium                                           12,000              ---               ---
           Rest of World                                        ---          298,000           249,000
                                                       ------------     ------------     -------------
                                                          6,999,000        6,610,000         1,232,000
                                                       ============     ============     =============

     Capital expenditures:
           United States                                  3,054,000        1,102,000           227,000
           Belgium                                          269,000              ---               ---
           Rest of World                                        ---           26,000           456,000
                                                       ------------     ------------     -------------
                                                       $  3,323,000     $  1,128,000     $     683,000
                                                       ============     ============     =============

     Revenues for Rest of World represents product sales to customers primarily located in Europe.

     Prior to 1999, all sales were made to Baxter in the United States for global distribution. The Company reported all sales within the United States, while Baxter distributed products within the United States and throughout the world. The Company operated foreign subsidiaries in the United Kingdom and Germany. In 1998, management adopted a plan to close the operations of those subsidiaries. The 1998 and 1997 operating losses for Rest of World resulted solely from the operations of those two subsidiaries. The 1999 operating loss for Rest of World is mainly the result of the operations of the Company's Belgium subsidiary, which was established in 1999.

         The Company generated approximately 67%, 100% and 100% of revenues from one customer, Baxter, in 1999, 1998 and 1997, respectively.

                                                                     SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                 YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                         Balance at                                    Balance
                         Beginning                                     At End
                          Of Year      Additions      Deductions       Of Year
                          -------      ---------      ----------       -------
1999 Allowance for
Doubtful Accounts            --        $26,000 (a)          --         $26,000

1998 Allowance for
Doubtful Accounts            --             --              --             --

1997 Allowance for
Doubtful Accounts            --             --              --             --

------------------------------------------

(a)  Provision charged to earnings

                               INDEX TO EXHIBITS

Exhibit    Description                                                                Method of Filing
Number     -----------                                                                ----------------
-------
2.4        Asset Purchase Agreement dated October 10, 1997 by and among Baxter
           Healthcare Corporation ("Baxter"), the Company and NCI (1)

2.5        Asset Acquisition Agreement dated February 18, 1999, by and among
           Baxter, the Company and NCI (2)

2.6 Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto
           (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (3)

3.1 The Company's Amended and Restated Certificate of Incorporation as amended to date. (3)

3.2        The Company's Amended and Restated By-Laws as amended to date (3)

4.4        Warrant Agreement dated June 17, 1996 between the Company and American
           Stock Transfer & Trust Company (4)

4.5 The Certificate of Amendment of the Certificate of Incorporation of the Company filed with the Delaware Secretary of State on December 16, 1997 creating the Series A Preferred Stock and amendments subsequent thereto
           (included in Exhibit 3.1 above)

4.6        The Certificate of Amendment of the Certificate of
           Incorporation of the Company filed with the Delaware
           Secretary of State on May 25, 1999 modifying the Series A
           Preferred Stock (included in Exhibit 3.1 above)

4.7        The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due
           November 30, 2004 issued May 28, 1999 to Baxter (5)

4.8        The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due
           November 30, 2004 issued May 28, 1999 to Baxter (5)

4.9        The Company's Certificate of Designation filed with the
           Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)

10.3       The Company's Amended and Restated 1990 Incentive and Non-Incentive        Filed herewith
           Stock Option Plan, as amended to date                                      electronically


Exhibit    Description                                                                Method of Filing
Number     -----------                                                                ----------------
-------
10.9       Employment letter agreement dated June 21, 1994 between the Company and
           Alfonso J. Tobia (6)

10.11      The Company's 1995 Outside Directors Stock Option Plan (7)

10.12      Letter agreement dated August 7, 1995 between the Company and
           Lindsay A. Rosenwald, M.D. (7)

10.13      Stock Option Agreement dated August 7, 1995 between the Company and
           Lindsay A. Rosenwald, M.D. (7)

10.14 Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose, M.D. (7)

10.15      Stock Option Agreement dated November 17, 1995 between the Company and
           Donald G. Drapkin (7)

10.16      The Company's 1996 Non-Employee Director Restricted Stock Award Plan.
           (7)

10.18      Research Agreement dated as of March 7, 1997 among the Company, The
           Trustees of Columbia University in the City of New York and Vimrx
           Genomics, Inc. (8)

10.19      The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as       Filed herewith
           amended to date                                                           electronically

10.20      Employment Agreement dated October 30, 1996 between the Registrant and
           Richard L. Dunning. (4)

10.21      Employment Agreement dated August 26, 1996 between the Registrant and
           David A. Jackson, Ph.D. (4)

10.22      Factor IX Research Agreement dated March 28, 1997 between
           Registrant and the Trustees of Columbia University in the City of New York (9)

10.24      Employment Agreement dated May 19, 1997 between the Company  and L.
           William McIntosh (10)

10.24(a)   Letter Agreement dated May 28, 1998 between NCI and L. William McIntosh
           (2)

10.24(b)   Letter Agreement dated May 28, 1998 between the Company  and L. William
           McIntosh (2)

10.25      Hardware and Disposables Manufacturing Agreement between NCI and Baxter, dated as of December 17, 1997 (11)


Exhibit    Description                                                                Method of Filing
Number     -----------                                                                ----------------
-------
10.26      Antibody Manufacturing and Storage Agreement between NCI and Baxter, dated as of December 17, 1997 (12)

10.27 Hardware and Disposables Supply Agreement between NCI and Baxter, dated as of December 17, 1997 (13)

10.28      Marketing, Sale and Distribution Agreement between NCI and Baxter, dated as of December 17, 1997 (14)

10.29      Non-Competition and Confidentiality Agreement between the Company and
           Baxter, dated as of December 17, 1997 (15)

10.30      Sublicense (Chiron) between NCI and Baxter, dated as of December 17,
           1997 (16)

10.31      Sublicense (Dorken) between NCI and Baxter, dated as of December 17,
           1997 (17)

10.32      Sublicense (First Becton-Dickinson) between NCI and Baxter, dated as of
           December 17, 1997 (18)

10.33      Sublicense (Second Becton-Dickinson) between NCI and Baxter, dated as of
           December 17, 1997 (19)

10.34      Warrant, dated December 31, 1997, issued by Innovir to the Company (20)

10.35 Agreement, dated December 31, 1997, between the Company and Innovir relating to future equity purchases (20)

10.37 Termination Agreement dated November 11, 1998 between the Company, VGI and Columbia (21)

10.38      Asset Purchase Agreement, dated October 28, 1998, between CellPro,
           Incorporated and NCI (2)

10.39      The Company's Common Stock Purchase Warrant issued May 28, 1999 to
           Baxter (5)

10.40      Asset Transfer Agreement dated June 30, 1999 among the Company, NCI and
           Baxter (22)

10.41      Royalty Agreement dated June 30, 1999 among the Company, NCI and Baxter
           (22)

10.42      Credit Agreement dated June 30, 1999 between the Company and Baxter (22)

10.43      Letter Agreement dated as of April 15, 1999 between the Company and
           Richard L. Dunning (23)


Exhibit    Description                                                                Method of Filing
Number     -----------                                                                ----------------
-------
10.44      Letter Agreement dated as of August 20, 1999 between the Company and L.
           William McIntosh (23)

10.45      Letter Agreement dated as of April 15, 1999 between the Company and
           David A. Jackson, Ph.D. (23)

10.46      Form of Put Right Certificate (3)

10.47      Form of Class A Warrant (3)

10.48      Form of Class B Warrant (3)

10.49      Registration Rights Agreement dated as of November 24, 1999 among the
           Company and the Investors identified therein (3)

10.50      Side Letter Agreement dated as of November 24, 1999 among the Company,
           Baxter International, Inc. and the other parties signatory thereto (3)

10.51      Put Agreement dated as of November 24, 1999 between the Company and
           Baxter International, Inc. (3)

10.52      Voting Agreement dated December 17, 1997 among Baxter, the Company and     Filed herewith
           certain other parties                                                      electronically

10.53      Registration Rights Agreement dated December 17, 1997 between Baxter and   Filed herewith
           the Company                                                                electronically

10.54      Non-Incentive Stock Option Agreement dated November 9, 1999 between the    Filed herewith
           Company and Joseph A. Mollica                                              electronically

10.55      Non-Incentive Stock Option Agreement dated November 9, 1999 between the    Filed herewith
           Company and Richard L. Casey                                               electronically

10.56      Non-Incentive Stock Option Agreement dated November 9, 1999 between the    Filed herewith
           Company and Richard C. Piazza                                              electronically

10.57      Non-Incentive Stock Option Agreement dated November 9, 1999 between the    Filed herewith
           Company and Victor W. Schmitt                                              electronically

10.58      Non-Incentive Stock Option Agreement dated November 9, 1999 between the    Filed herewith
           Company and Victor W. Schmitt                                              electronically

10.59      Stock Option Agreement dated March 12, 1996 between the Company and        Filed herewith
           Donald G. Drapkin                                                          electronically

10.60      Amendment dated May 25, 1999 to Consulting and Stock Option Agreement      Filed herewith
           dated November 17, 1995 between the Company and Eric A. Rose, M.D.         electronically


Exhibit    Description                                                                Method of Filing
Number     -----------                                                                ----------------
-------
10.61      Amendment dated May 25, 1999 to Stock Option Agreement dated November      Filed herewith
           17, 1995 between the Company and Donald G. Drapkin                         electronically

10.62      Form of Indemnification Agreement between the Company and Members of the   Filed herewith
           Board of Directors                                                         electronically

10.63      Amendment dated November 30, 1999 to Asset Transfer Agreement dated June   Filed herewith
           30, 1999, among the Company, NCI and Baxter                                electronically

21         List of Subsidiaries                                                       Filed herewith
                                                                                      electronically

23(a)      Consent of KPMG LLP                                                        Filed herewith
                                                                                      electronically

24         Power of Attorney (included with signature page)


27         Financial Data Schedule                                                    Filed herewith
                                                                                      electronically

(1)  Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed January 2,
     1998 and incorporated herein by reference thereto.

(2)  Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.

(3)  Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed December
     7, 1999 and incorporated herein by reference thereto.

(4)  Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.

(5)  Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed June 29,
     1999 and incorporated herein by reference thereto.

(6)  Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference thereto.

(7)  Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and incorporated herein by reference thereto.

(8)  Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed March 21,
     1997 and incorporated herein by reference thereto.

(9)  Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended March 31, 1997 and incorporated herein by reference thereto.

(10) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the
     quarter ended September 30, 1997 and incorporated herein by reference thereto.

(11) Filed as Exhibit number 10.1 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(12) Filed as Exhibit number 10.2 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(13) Filed as Exhibit number 10.3 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(14) Filed as Exhibit number 10.4 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(15) Filed as Exhibit number 10.5 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(16) Filed as Exhibit number 10.6 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(17) Filed as Exhibit number 10.7 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(18) Filed as Exhibit number 10.8 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(19) Filed as Exhibit number 10.9 to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.

(20) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and incorporated herein by reference thereto.

(21) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q  for the
     quarter ended September 30, 1998 and incorporated herein by reference thereto.

(22) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference thereto.

(23) Filed as the same number Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.