Form 10-Q
period 2000-03-31
NEXELL THERAPEUTICS INC
filed 2000-05-08
CIK 864009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                           __________________________

                                   FORM 10-Q

    X            QUARTERLY REPORT PURSUANT TO SECTION 13 OR
  ------         15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended  March 31, 2000

                                      OR

  ______         TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

    The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on April 17,2000 was 74,443,657 shares.
                            ________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----



PART I - FINANCIAL INFORMATION                                                                                  Page
                                                                                                                ----
      Item 1.     Financial Statements:
                    Condensed Consolidated Balance Sheets (unaudited) as of
                      March 31, 2000 and December 31, 1999..................................................    3

                    Condensed Consolidated Statements of Operations (unaudited)
                      for the three months ended March 31, 2000
                      and 1999..............................................................................    4

                    Condensed Consolidated Statements of Cash Flows (unaudited)
                      for the three months ended March 31, 2000 and 1999....................................    5

                    Notes to Condensed Consolidated Financial
                      Statements (unaudited)................................................................    6

      Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................   10

      Item 3.       Quantitative and Qualitative Disclosures about Market Risk..............................   13

PART II - OTHER INFORMATION

     Item 1.        Legal Proceedings.......................................................................   14

     Item 2.        Changes in Securities and Use of Proceeds...............................................   14

     Item 3.        Defaults upon Senior Securities.........................................................   14

     Item 4.        Submission of Matters to a Vote of Security Holders.....................................   14

     Item 5.        Other Information.......................................................................   14

     Item 6.        Exhibits and Reports on Form 8-K........................................................   15

SIGNATURES          ........................................................................................   16


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,          December 31,
                                                                                   2000                1999
                                                                             ---------------     ---------------
                    ASSETS
Current assets:
     Cash and cash equivalents                                               $    23,954,000     $    28,695,000
     Trade receivables net of allowance for doubtful accounts of
         $26,000 at March 31, 2000 and December 31, 1999                           2,959,000           2,033,000
     Receivables from related party                                                  246,000           1,248,000
     Inventory - finished goods                                                       3,088,000           4,409,000
     Other current assets                                                          2,698,000           2,271,000
                                                                             ---------------     ---------------
            Total current assets                                                  32,945,000          38,656,000

Fixed assets, net                                                                 10,268,000          10,932,000
Intangible assets, net                                                            42,140,000          43,191,000
Other assets                                                                       1,309,000           1,060,000
                                                                            ----------------     ---------------
            Total assets                                                    $     86,662,000     $    93,839,000
                                                                            ================     ===============

                     LIABILITIES
Current liabilities:
     Accounts payable                                                        $     2,010,000     $     3,194,000
     Accounts payable due to related party                                         3,635,000           4,279,000
     Accrued expenses                                                              3,972,000           3,152,000
                                                                             ---------------     ---------------
         Total current liabilities                                                 9,617,000          10,625,000

Commitments and contingencies                                                             --                  --

                     SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
  Series A; 74,498 issued and outstanding at March 31, 2000 and                          100                 100
     December 31, 1999 (liquidation value $75,784,000 and $74,685,000)
  Series B; 63,000 issued and outstanding at March 31, 2000 and
     December 31, 1999 (liquidation value $63,664,000 and $63,192,000)                   100                 100
Common Stock; $.001 par value, 160,000,000 shares authorized,
     74,439,473 and 72,714,951 shares issued and outstanding
     at March 31, 2000 and December 31, 1999, respectively.                           74,000              73,000
Additional paid-in capital                                                       254,635,800         252,741,800
Unearned compensation                                                                (53,000)           (198,000)
Accumulated other comprehensive loss                                                 (20,000)             (5,000)
Accumulated deficit                                                             (177,592,000)       (169,398,000)
                                                                             ---------------     ---------------
 Total shareholders' equity                                                       77,045,000          83,214,000
                                                                             ---------------     ---------------
          Total liabilities and shareholders' equity                         $    86,662,000     $    93,839,000
                                                                             ===============     ===============

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                               Three Months Ended
                                                                                                    March 31,
                                                                                -------------------------------------------------
                                                                                      2000                        1999
                                                                                ----------------            ---------------------
Revenue                                                                         $  4,784,000                $     5,513,000
Cost of goods sold                                                                 2,543,000                      3,158,000
                                                                                ----------------            ---------------------
   Gross profit                                                                    2,241,000                      2,355,000
Operating expenses:                                                             ----------------            ---------------------
  Research and development                                                         4,122,000                      3,777,000
  General and administrative                                                       2,611,000                      2,160,000
  Selling and marketing                                                            2,391,000                        951,000
  Goodwill and intangible assets amortization                                      1,017,000                        825,000
  Restructuring costs                                                                     --                        504,000

                                                                                 --------------------       ---------------------
   Total operating expenses                                                          10,141,000                      8,217,000
                                                                                 --------------------       ---------------------
Operating loss                                                                       (7,900,000)                    (5,862,000)
                                                                                 --------------------       ---------------------

Other (income) expenses:
  Royalty, licensing and other related income
                                                                                     (76,000)                        (1,000)
  Royalty expense                                                                    100,000                              --
  Interest income                                                                   (316,000)                      (375,000)
  Interest expense                                                                        --                        488,000
  Other, net                                                                          123,000                       145,000
                                                                                 --------------------       --------------------
   Total other (income) expenses                                                     (169,000)                      257,000
                                                                                 --------------------       --------------------
Net loss                                                                           (7,731,000)                   (6,119,000)
Preferred stock dividends                                                          (1,575,000)                   (1,039,000)
                                                                                 --------------------       --------------------
Net loss applicable to common stock                                              $ (9,306,000)              $    (7,158,000)
                                                                                 ====================       =====================
Basic and diluted loss per share                                                 $      (0.13)              $         (0.10)
                                                                                 --------------------       ---------------------
Weighted average number of shares of common
 stock outstanding-basic and diluted                                               73,045,000                    69,627,000
                                                                                 ====================       =====================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries


                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                                                              Three months ended March 31,
                                                                              ----------------------------------------------------
                                                                                         2000                           1999
                                                                              -------------------            ---------------------
Cash flows from operating activities:
  Net loss.............................................................       $        (7,731,000)           $       (6,119,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization.....................................                 1,827,000                     1,513,000
     Noncash compensation..............................................                   120,000                        44,000
     Loss from disposal of equipment...................................                    18,000                            --
     Accrued interest on long term debt................................                        --                       487,000
     Asset impairment charge                                                               96,000                       112,000
     Changes in operating assets and liabilities:
      Increase in trade receivables....................................                  (926,000)                           --
      Decrease in other current assets and other assets................                   645,000                       460,000
      Decrease in receivable from related party........................                 1,002,000                        28,000
      Decrease in accounts payable and accrued expenses................                  (835,000)                     (389,000)
      Increase (decrease) in accounts payable to related party.........                  (644,000)                      354,000
                                                                              -------------------                  ---------------
     Net cash used in operating activities  ...........................                (6,428,000)                   (3,510,000)
                                                                              -------------------                  ---------------
Cash flows from investing activities:
  Purchases of equipment...............................................                  (305,000)                     (393,000)
  Proceeds from sales of equipment.....................................                    76,000                       147,000
                                                                              -------------------                  ---------------
     Net cash used in investing activities.............................                  (229,000)                    (246,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection with the
     exercise of warrants/options......................................                 1,918,000                      921,000
  Repurchase/retirement of common stock................................                        --                     (627,000)
  Repayment of capital leases..........................................                        --                      (34,000)
                                                                              -------------------                  --------------

     Net cash provided by financing activities.........................                 1,918,000                      260,000

Effect of exchange rate changes on cash................................                    (2,000)                      (9,000)
                                                                              -------------------                  ---------------
Net decrease in cash and cash equivalents..............................                (4,741,000)                  (3,505,000)

Cash and cash equivalents at beginning of period.......................                28,695,000                   33,091,000
                                                                              -------------------                  ---------------

Cash and cash equivalents at end of period.............................   $            23,954,000                $  29,586,000
                                                                              ===================                  ===============

Supplemental disclosure of cash flow information:
      Cash paid for interest                                                                   --                              --
      Cash paid for income taxes                                                          $23,000                              --


Non-cash investing and financing activities:
 .  In January 1999, the Company issued 1,882,215 shares of common stock valued at $3,000,000 in exchange for certain intangible assets.
 . In the first quarter of 2000, the company accrued $472,500 in preferred stock dividends.

   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2000
                                  (unaudited)

(1) Financial Statement Presentation

    The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. ("Nexell") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 1999 Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year.

(2) Principles of Consolidation

    These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. ("NCI") and its subsidiary, VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3) Comprehensive Loss

    Comprehensive loss consists of net loss and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders' equity.


                                             Three Months Ended March 31,
                                          ----------------------------------
                                                   2000           1999
                                          ----------------------------------
Net loss                                        $7,731,000     $6,119,000
Translation adjustment                              15,000         21,000
                                          ----------------------------------
Total comprehensive loss                        $7,746,000     $6,140,000
                                          ==================================

    The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive loss was $20,000 and $5,000 at March 31, 2000 and December 31, 1999, respectively.

    No income tax expense or benefit was allocated to the foreign currency translation adjustments recorded in 2000 and 1999, respectively, due to the Company's significant net operating loss tax carryforwards.

(4) Per Share Information

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

    Stock options and warrants, excluding Class A performance warrants, to purchase 18,539,018, and 10,205,101 shares of Nexell Common Stock ("Common Stock") were outstanding at March 31, 2000 and 1999, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(5) Restructuring Costs

    In January 1999, the Company announced that it intended to acquire 100% of its 80.5% held subsidiary, NCI, and to restructure the Company by changing its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and relocating its corporate headquarters to Irvine, California. This transaction was completed in May 1999. In conjunction with the closure of the former headquarters in Wilmington, Delaware, the Company recorded a restructuring charge in the first quarter of 1999 of $504,000 comprised of $392,000 in severance related costs and a fixed asset impairment charge of $112,000. Due to the office closure, the Company decided to dispose of substantially all of the existing office furniture and fixtures. Based upon an independent third-party appraisal of the furniture and fixtures, the Company recorded a charge of approximately $112,000 at the time such assets were removed from service to reduce the assets' carrying amount to the estimated fair value of $25,000. All such assets were sold in 1999.

    In addition, eight employees were terminated as a result of the restructuring and move of the Company's headquarters. The employees were notified in January 1999 of their pending termination and the termination benefits they were to receive. All severance related payments of $392,000 were made prior to December 31, 1999.

(6) Restructuring of Sales, Marketing and Distribution Arrangement with Baxter

    As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company is party to numerous contracts with Baxter Healthcare Corporation. Certain of these agreements were terminated and/or restructured in 1999. This allowed the Company to assume direct control for all sales and distribution of the Company's products.

(7) Acquisition of CellPro Assets

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

    In March 1999, the Company repurchased from CellPro and retired 627,405 shares of Common Stock.

(8) Acquisition of Minority Interest in NCI

    As more fully described in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, in May 1999, Nexell changed its name from VIMRX Pharmaceuticals Inc. to Nexell Therapeutics Inc. and acquired the minority interest of Baxter in the Company's principal business unit and then 80.5% subsidiary, NCI. NCI is now a wholly-owned subsidiary of Nexell. Baxter retained its right to certain milestone payments from NCI.

(9) Equity

    In January 1999, DH Blair exercised 481,140 underwriter options to purchase Common Stock at an exercise price of $1.91.

    In January 1999, the Company issued 1,882,215 shares of Common Stock valued at $3,000,000 in exchange for certain intangible assets. In March 1999, the Company repurchased from CellPro and retired 627,405 shares of Common Stock.

    During the three months ended March 31, 2000, 527,440 shares of the Company's common stock were issued as a result of stock option exercises for cash consideration of $667,000. Additionally, 1,197,132 shares of common stock were issued as a result of stock warrant exercises for cash consideration of $1,288,000.

(10)Geographic Information

    The Company operates in one industry segment; the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies.

Prior to the termination of the Company's distribution agreement with Baxter on November 30, 1999, all of the Company's sales were made to a domestic entity of Baxter. Substantially all of Baxter's end user sales of the Company's products were made internationally until regulatory approval for United States distribution was received in July 1999. Assets assigned to geographic segments have not changed materially since December 31, 1999. Summary comparative operating results for the United States and the rest of the world follows:



                                                    Quarter Ended
                                           -------------------------------
Revenues by Geographic Area:               March 31, 2000   March 31, 1999
                                           --------------   --------------
   United States                               $3,057,000       $5,513,000
   Rest of World                                1,727,000               --
                                               ----------       ----------
                                               $4,784,000       $5,513,000
                                               ==========       ==========

                                                     Quarter Ended
                                           -------------------------------
   Operating loss by Geographic Area:      March 31, 2000   March 31, 1999
                                           --------------   --------------
                                               $7,831,000       $5,455,000
   United States                                   69,000          407,000
                                               ----------       ----------
   Rest of World                               $7,900,000       $5,862,000
                                               ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Three Months Ended March 31, 2000 and 1999

Sales were $4,784,000 for the quarter ended March 31, 2000, a decline of $729,000 or 13% from $5,513,000 for the quarter ended March 31, 1999. In the prior year, revenues reflected product sales by NCI to its former exclusive worldwide distributor, Baxter Healthcare Corporation ("Baxter"), and were impacted by the timing of the distributor's orders. In the current year, as a result of the November 30, 1999 restructuring of the distribution agreement with Baxter, the Company sells product directly to multiple end users. Accordingly, timing of orders less significantly impacts revenues since product sales are distributed over more than 200 customers. The transition from distribution through Baxter to direct end user sales by the Company has required the recruitment and training of domestic and international sales forces and the creation of a sales infrastructure. The development of an internal sales function, which management believes is now substantially complete, has negatively impacted sales since the Company could initially support only a limited base of customers. Following the termination of the distribution agreement with Baxter in the fourth quarter of 1999, few of the former Baxter direct sales force in Europe transferred to the Company. Currently, recruitment of a new European sales force is almost complete in all key market areas. Following regulatory approval of the Isolex 300i system in July 1999, end user sales began in the United States market; the newly formed sales force has completed training as of the end of the first quarter of 2000. This has resulted in an increase in domestic end user sales from the previous quarter.

Gross profit was $2,241,000 for the quarter ended March 31, 2000, a decrease of $114,000 from the $2,355,000 for the quarter ended March 31, 1999. However, the gross profit percentage increased from 43% for the quarter ended March 31, 1999 to 47% for the comparable period of the current year. This increase was primarily the result of a change in the sales mix as despite the overall decrease in sales, there was a $752,000 sales increase in kits and disposables, which are the Company's largest and most profitable product line. This sales volume increase was more than offset by sales decreases in lower margin product lines.

Total operating expenses were $10,141,000 for the three months ended March 31, 2000, an increase of $1,924,000 or 23% over the quarter ended March 31, 1999. This increase was the result of several factors. Research and development expenses increased by $345,000 or 9% from $3,777,000 in the first quarter of 1999 to $4,122,000 in the first quarter of 2000. It is anticipated that significant expenditures for research and development will continue throughout the year. General and administrative expenses increased by $451,000 or 21% from $2,160,000 in 1999 to $2,611,000 in 2000. This was largely due to increased headcount and related recruitment and relocation costs as a result of the anticipated growth in revenue following regulatory approval of the Isolex system in July 1999 and the need for increased infrastructure as a result of the revisions to the distribution agreements with Baxter.

Selling and marketing expenses increased by $1,440,000 or 151% from $951,000 in the first quarter of 1999 to $2,391,000 in the first quarter of 2000 as a result of the restructuring of the distribution agreements with Baxter. This increase resulted from the Company's assumption of responsibility for marketing, selling and distribution activities related to its cell therapy products. Baxter had previously performed these activities. Goodwill and intangible amortization increased by $192,000 or 23% to $1,017,000 for the quarter ended March 31, 2000 from $825,000 for the quarter ended March 31, 1999 as a result of acquisitions completed during 1999. The expense increases discussed above were partially offset by a $504,000 decrease in restructuring costs related to the relocation of the Company's corporate headquarters in the previous year while no such costs were incurred in the current period.

Other income was $169,000 for the quarter ended March 31, 2000, while other expense of $257,000 was incurred in the quarter ended March 31, 1999, a change of $426,000. This was primarily the result of a decrease in interest expense from $488,000 in the three months ended March 31, 1999 to zero for the comparable period in 2000. This decrease arose from the repayment of approximately $34 million in convertible debentures from the proceeds of the Company's private placement financing that was completed in November 1999.

The foregoing resulted in a net loss of $7,731,000 and a net loss applicable to common stock of $9,306,000 for the quarter ended March 31, 2000. This represented an increase in net loss of $1,612,000 or 26% and in increase in the net loss applicable to common stock of $2,148,000 or 30% from the quarter ended March 31, 1999.

Liquidity and Capital Resources

The Company had $23,954,000 in cash and cash equivalents as of March 31, 2000 as compared to $28,695,000 as of December 31, 1999, and working capital of $23,328,000 at March 31, 2000 as compared to $28,031,000 at December 31, 1999.
The $4,741,000 decrease in cash and cash equivalents resulted principally from cash used in the operations of the Company of $6,428,000 and purchases of equipment totaling $305,000. These were partially offset by cash proceeds of $1,918,000 from the exercise of stock options and warrants and $76,000 from the sale of equipment. The decrease in working capital of $4,703,000 resulted principally from the decrease in cash and cash equivalents.

Cash used in operating activities in the first three months of 2000 of $6,428,000 represented an increase of $2,918,000 or 83% from the cash use of $3,510,000 for the three months ended March 31, 1999. The increase is due principally to an increase in the net loss of $1,612,000 and a decrease of $487,000 in accrued interest on long term debt as a result of the retirement of the underlying debt in November 1999. In addition, payables to related parties decreased by $998,000 as a result of the Company carrying lower inventory levels in response to decreased sales. Remaining changes in current assets and liabilities largely offset.

Cash dividends are payable semi-annually on the Series B Preferred Stock at the rate of 3% of the liquidation preference and will be approximately $1,900,000 per year.

At this time, the Company does not have any specific plans to acquire any company. The Company, in the ordinary course of business, routinely explores possible business transactions that may lead to an acquisition. In general, in order to conserve cash the Company's preference is to use its stock as consideration for any potential acquisition.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the current balance of cash and cash equivalents is sufficient to fund its operations through at least fiscal 2000. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all.

Year 2000 Issues

The Company has experienced no material disruption in the operation of its business as a result of the transition from 1999 to 2000. No future costs are anticipated with respect to Year 2000 compliance. The Company's product lines all operate independently of the date or time of day; thus, the transition to the Year 2000 has not affected their operation. The Company continues to monitor its IT and non-IT systems, as well as its vendors, suppliers, and partners to ensure continued Year 2000 compliance. Although the Company will take all practical measures to prevent future problems related with the Year 2000 issue, such problems and failures may occur which could seriously affect the Company's operation. Because of the unprecedented nature of such problems, the extent of the effect on the Company's operations, if any, cannot be determined.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's business strategy and expectations contained in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, the possible need for additional capital, and the volatility in the market price for the Company's securities) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

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

The Company's interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company's cash as well as the value of the mutual fund in which excess cash is invested.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation. The suit charges Miltenyi with patent infringement, breach of contract and deceptive trade practices. Becton, Dickinson & Company and The Johns Hopkins University, both of whom have proprietary rights associated with Company's technology, have joined with the Company in the suit. The Company intends to ask the court for damages and injunctive relief. The Company is also involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

Item 2.  Changes in Securities and Use of Proceeds.

During the quarter ended March 31, 2000, the Company issued an aggregate of 337,177 shares of its Common Stock that were not registered under the Securities Act of 1933, pursuant to the following transactions: (i) 1,251 shares to two former employees upon exercise of stock options that had an exercise price of $1.67 per share; (ii) 243,064 shares to an individual, Dr. Herbert Stadler, upon his exercise of a warrant that had an exercise price of $.01 per share; and
(iii) 92,862 shares to persons who exercised the Company's Common Stock Subscription Warrants (NEXLW) at an exercise price of $1.35 per share. All of the shares of Common Stock issued in these transactions were issued pursuant to an exemption from the registration requirements under Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Among other items for consideration at the Company's Annual Meeting of Stockholders scheduled for June 14, 2000, it is proposed by the Board of Directors to amend the Company's Amended and Restated Certificate of Incorporation to effect a one for four reverse stock split of the Common Stock.

Item 6.    Exhibits and Reports on Form 8-K.

       (a)      Exhibits
                --------

     27           Financial Data Schedule


       (b)      Reports on Form 8-K:
                --------------------

                Not applicable.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 8, 2000


                            NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                  (Registrant)



                      By:   /s/  Richard L. Dunning
                         ---------------------------------.
                         Richard L. Dunning
                         Chairman of the Board and
                         Chief Executive Officer



                      By:   /s/  William A. Albright, Jr.
                         ---------------------------------.
                         William A. Albright, Jr.
                         Chief Financial Officer