Form 10-Q
period 2000-06-30
NEXELL THERAPEUTICS INC
filed 2000-08-01
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          __________________________

                                   FORM 10-Q

               X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
              ---
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2000

                                      OR


             ___   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           Yes    X    No  ______
                                 ---

    The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on July 18, 2000 was 18,993,781 shares.

                            _______________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                                               Page
                                                                                             ----
     Item 1.   Financial Statements:
                   Condensed Consolidated Balance Sheets (unaudited) as of
                         June 30, 2000 and December 31, 1999................................   3

                   Condensed Consolidated Statements of Operations (unaudited)
                         for the three and six months ended June 30, 2000
                         and 1999...........................................................   4

                   Condensed Consolidated Statements of Cash Flows (unaudited)
                         for the six months ended June 30, 2000 and 1999....................   5

                   Notes to Condensed Consolidated Financial
                         Statements (unaudited).............................................   6

     Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations......................................  10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk...................  14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings............................................................  15

     Item 2.   Changes in Securities and Use of Proceeds....................................  15

     Item 3.   Defaults upon Senior Securities..............................................  15

     Item 4.   Submission of Matters to a Vote of Security Holders..........................  15

     Item 5.   Other Information............................................................  17

     Item 6.   Exhibits and Reports on Form 8-K.............................................  17

SIGNATURES..................................................................................  18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                     June 30,                  December 31,
                                                                                       2000                       1999
                                                                              -------------------      ---------------------
                                ASSETS
Current assets:
     Cash and cash equivalents                                                $        18,002,000      $          28,695,000
     Trade receivables net of allowance for doubtful accounts of
         $26,000 at June 30, 2000 and December 31, 1999                                 3,078,000                  2,033,000
     Receivables from related party                                                       815,000                  1,248,000
     Inventory - finished goods                                                         3,479,000                  4,409,000
     Other current assets                                                               3,520,000                  2,271,000
                                                                              -------------------      ---------------------
            Total current assets                                                       28,894,000                 38,656,000

Fixed assets, net                                                                       9,849,000                 10,932,000
Intangible assets, net                                                                 41,106,000                 43,191,000
Other assets, including equity investments                                              5,158,000                  1,060,000
                                                                              -------------------      ---------------------
            Total assets                                                      $        85,007,000      $          93,839,000
                                                                              ===================      =====================

                                      LIABILITIES
Current liabilities:
     Accounts payable                                                         $         2,737,000      $           3,194,000
     Accounts payable due to related party                                              5,009,000                  4,279,000
     Accrued expenses                                                                   3,941,000                  3,152,000
                                                                              -------------------      ---------------------
         Total current liabilities                                                     11,687,000                 10,625,000

Commitments and contingencies                                                                  --                         --

                              SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
  Series A; 74,498 issued and outstanding at June 30, 2000 and                                100                        100
     December 31, 1999 (liquidation value $76,898,000 and $74,685,000)
  Series B; 63,000 issued and outstanding at June 30, 2000 and                                100                        100
     December 31, 1999 (liquidation value $63,194,000 and $63,192,000)
Common stock; $.001 par value, 80,000,000 shares authorized,
     18,841,035 and 18,178,737 shares issued and outstanding
     at June 30, 2000 and December 31, 1999, respectively.                                 19,000                     18,000
Additional paid-in capital                                                            255,854,800                252,796,800
Unearned compensation                                                                     (45,000)                  (198,000)
Accumulated other comprehensive income (loss)                                           3,813,000                     (5,000)
Accumulated deficit                                                                  (186,322,000)              (169,398,000)
                                                                              -------------------      ---------------------
 Total shareholders' equity                                                            73,320,000                 83,214,000
                                                                              -------------------      ---------------------
          Total liabilities and shareholders' equity                          $        85,007,000      $          93,839,000
                                                                              ===================      =====================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                Three Months Ended               Six Months Ended
                                                                      June 30,                        June 30,
                                                            -----------------------------    -----------------------------

                                                                2000            1999             2000             1999
                                                            ------------    -------------    -------------    -------------
Revenue                                                     $  4,630,000    $   1,563,000    $   9,414,000    $   7,077,000
Cost of goods sold                                             2,669,000        1,580,000        5,212,000        4,738,000
                                                            ------------    -------------    -------------    -------------
        Gross profit (loss)                                    1,961,000          (17,000)       4,202,000        2,339,000
                                                            ------------    -------------    -------------    -------------

Operating expenses:
   Research and development                                    3,826,000        4,464,000        7,948,000        8,241,000
   General and administrative                                  3,046,000        2,349,000        5,657,000        4,510,000
   Selling, marketing and distribution                         2,584,000        1,172,000        4,975,000        2,123,000
   Goodwill and intangible assets amortization                 1,016,000          922,000        2,033,000        1,747,000
   Restructuring costs                                                --               --               --          504,000
                                                            ------------    -------------    -------------    -------------
        Total operating expenses                              10,472,000        8,907,000       20,613,000       17,125,000
                                                            ------------    -------------    -------------    -------------

Operating loss                                                (8,511,000)      (8,924,000)     (16,411,000)     (14,786,000)
                                                            ------------    -------------    -------------    -------------

Other (income) expenses:
   Royalty, licensing and other related income                    (1,000)        (300,000)         (77,000)        (301,000)
   Royalty expense                                                    --           40,000          100,000           40,000
   Interest income                                              (297,000)        (215,000)        (613,000)        (590,000)
   Interest expense                                                   --          542,000               --        1,030,000
   Other, net                                                     41,000               --          164,000          145,000
                                                            ------------    -------------    -------------    -------------
        Total other (income) expenses                           (257,000)          67,000         (426,000)         324,000
                                                            ------------    -------------    -------------    -------------

Net loss                                                      (8,254,000)      (8,991,000)     (15,985,000)     (15,110,000)

Preferred stock dividends                                     (1,587,000)      (1,051,000)      (3,162,000)      (2,091,000)
                                                            ------------      -----------    -------------    -------------

Net loss applicable to common stock                         $ (9,841,000)   $ (10,042,000)   $ (19,147,000)   $ (17,201,000)
                                                            ============    =============    =============    =============

Basic and diluted loss per share                            $      (0.53)   $       (0.57)   $       (1.04)   $       (0.98)
                                                            ------------    -------------    -------------    -------------

Weighted average number of shares of common
stock outstanding-basic and diluted                           18,675,000       17,668,000       18,468,000       17,537,000
                                                              ==========      ===========      ===========      ===========

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                            Six months ended June 30,
                                                                             ---------------------------------------------------
                                                                                        2000                      1999
                                                                             ------------------------   ------------------------
Cash flows from operating activities:
   Net loss............................................................          $        (15,985,000)      $        (15,110,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization....................................                     3,685,000                  3,191,000
      Noncash compensation.............................................                       128,000                     95,000
      Loss from disposal of equipment..................................                        19,000                         --
      Asset impairment charge..........................................                        90,000                    112,000
      Changes in operating assets and liabilities:
       Increase in trade receivables...................................                    (1,045,000)                        --
       Decrease in receivable from related party.......................                       432,000                    731,000
       Decrease in inventory...........................................                       930,000                  1,154,000
       Increase in other current assets and other assets...............                    (1,499,000)                  (169,000)
       Increase (decrease) in accounts payable and accrued expenses....                      (612,000)                    39,000
       Increase in accounts payable to related party...................                       730,000                     85,000
                                                                                   ------------------           ----------------
      Net cash used in operating activities............................                   (13,127,000)                (9,872,000)
                                                                                   ------------------           ----------------
Cash flows from investing activities:
   Purchases of equipment..............................................                      (712,000)                (1,023,000)
   Proceeds from sales of equipment....................................                        77,000                    150,000
                                                                                   ------------------           ----------------
      Net cash used in investing activities............................                      (635,000)                  (873,000)

Cash flows from financing activities:
   Proceeds from issuance of common stock in connection with the
       exercise of warrants/options....................................                     3,083,000                    921,000
   Repurchase/retirement of common stock...............................                                                 (627,000)
   Increase in long term debt due to related party.....................                                                1,028,000
   Repayment of long term debt.........................................                                                  (96,000)
   Repayment of capital leases.........................................                                                  (42,000)
                                                                                   ------------------           ----------------
       Net cash provided by financing activities.......................                     3,083,000                  1,184,000

Effect of exchange rate changes on cash................................                       (14,000)                     9,000
                                                                                   ------------------           ----------------
Net decrease in cash and cash equivalents..............................                   (10,693,000)                (9,552,000)

Cash and cash equivalents at beginning of period.......................                    28,695,000                 33,091,000
                                                                                   ------------------           ----------------

Cash and cash equivalents at end of period.............................            $       18,002,000           $     23,539,000
                                                                                   ==================           ================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                                          --                         --
   Cash paid for income taxes                                                      $           75,000                         --

Non-cash investing and financing activities:

 .  In January 1999, the Company issued 470,553 shares of Common Stock valued at
   $3,000,000 in exchange for certain intangible assets.
 .  In May 1999, the Company issued 750,000 shares of Common Stock valued at
   $6,282,000 to Baxter Healthcare Corporation in exchange for its minority interest in Nexell of California, Inc.
 .  In June 1999, the Company issued 17,500 shares of Common Stock valued at
   $153,000 to certain Innovir shareholders in exchange for their outstanding Innovir preferred stock.
 . The Company accrued $945,000 in preferred stock dividends in the six months ended June 30, 2000.


   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (unaudited)

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

(3)  Common Stock Reverse Split

     At the June 14, 2000 annual meeting of stockholders, the stockholders approved, and on June 15, 2000 the Company effected, a one for four reverse stock split of the Company's outstanding common stock ("Common Stock"). All prior period common share and per share information presented in the unaudited condensed consolidated financial statements and notes thereto have been adjusted to give retroactive effect to the reverse stock split.

(4)  Comprehensive Loss

     Comprehensive loss consists of net loss, adjustment to fair value of equity investments and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders' equity.

                                       Three Months Ended June 30,           Six Months Ended June 30,
                                  ------------------------------------------------------------------------
                                          2000            1999               2000                1999
                                  ------------------------------------------------------------------------
Net loss                            $  8,254,000       $8,991,000        $15,985,000         $15,110,000
Translation adjustment                    16,000           12,000             31,000              33,000
Adjustment to market value
 of equity investment                 (3,849,000)              --         (3,849,000)                 --
                                    ------------       ----------        -----------         -----------
Total comprehensive loss            $  4,421,000       $9,003,000        $12,167,000         $15,143,000
                                    ============       ==========        ===========         ===========

     The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive loss was $36,000 and $5,000 at June 30, 2000 and December 31, 1999, respectively. The cumulative adjustments for the difference between cost and market value of equity securities held as investments included as a component of accumulated other comprehensive loss was $3,849,000 and zero at June 30, 2000 and December 31, 1999, respectively.

     No income tax expense or benefit was allocated to the foreign currency translation or equity investment adjustments recorded in 2000 and 1999, respectively, due to the Company's significant net operating loss tax carryforwards.

(5)  Per Share Information

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

     Stock options and warrants, excluding Class A performance warrants, to purchase 4,394,163, and 4,037,331 shares of Common Stock were outstanding at June 30, 2000 and 1999, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

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

(7)  Investments

     The Company owns 457,143 shares of the common stock of Epoch
     Pharmaceuticals, Inc., representing approximately 2% ownership at June 30, 2000. Included in comprehensive income in the second quarter of 2000 is the unrealized gain recorded for this investment to fair market value at June 30, 2000.

     The Company owns 134,000 shares of the common stock of Ribozyme Pharmaceuticals, Inc., representing approximately 1% ownership at June 30, 2000. These securities are not tradable until August 2000 and, accordingly, are valued at cost.

     The above investments are included in "other assets" on the accompanying balance sheet and are accounted for under the cost method as neither of the investments represent more than 20 percent of the voting stock of the investee and the Company does not exercise significant influence over the investee's operations or financial policies.

(8)  Distribution and Co-Development Agreement

     On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods, and biomedical company in Japan. Pursuant to such agreements, Takara will become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara agreed to pay the Company a nonrefundable fee of $2.5 million within 100 days of the agreement's execution. This payment, when received, will be recognized as revenue over the five year term of the agreement. Under the co-development agreement, the companies will engage in co-development efforts to develop a product in the field of ex-vivo genetic transduction combining the Company's technology and Takara's product.

(9)  Geographic Information

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

                                               Three Months Ended                             Six Months Ended
                                         -------------------------------              --------------------------------
                                         June 30,2000      June 30, 1999              June 30, 2000       June 30,1999
                                         ------------      -------------              -------------       ------------
Revenues by Geographic Area:
United States                              $2,836,000         $1,563 000                 $ 5,893,000       $ 7,077,000
Rest of World                               1,794,000                 --                   3,521,000                --
                                           ----------         ----------                 -----------       -----------
                                           $4,630,000         $1,563,000                 $ 9,414,000       $ 7,077,000
                                           ==========         ==========                 ===========       ===========

Operating loss by Geographic Area:
United States                              $8,413,000         $8,886,000                 $16,244,000       $14,704,000
Rest of World                                  98,000             38,000                     167,000            82,000
                                           ----------         ----------                 -----------       -----------
                                           $8,511,000         $8,924,000                 $16,411,000       $14,786,000
                                           ==========         ==========                 ===========       ===========

(10) Recent Accounting Developments

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company is effective no later than the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that implementation of SAB No. 101 will have no material impact on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Three Months Ended June 30, 2000 and 1999

Sales were $4,630,000 for the quarter ended June 30, 2000, an increase of $3,067,000 or 196% from $1,563,000 for the quarter ended June 30, 1999. In the prior year, revenues reflected product sales by NCI to its former exclusive worldwide distributor, Baxter Healthcare Corporation ("Baxter"), and were impacted by the timing of the distributor's orders. In the current year, as a result of the 1999 restructuring of the distribution agreement with Baxter, the Company now sells product directly to multiple end users. Accordingly, timing of orders less significantly impacts revenues since product sales are distributed to more than 200 customers rather than a single distributor. The transition from distribution through Baxter to direct end user sales by the Company required the recruitment and training of domestic and international sales forces and the creation of a sales infrastructure, activities which management believes are now complete. Further, following regulatory approval of the Isolex 300i system in July 1999, end user sales began in the United States. In addition, pursuant to an asset transfer agreement, the Company agreed to repurchase inventory, hardware and related assets previously sold to Baxter for distribution. The closing for the transfer of assets in the United States and Canada occurred on June 30, 1999 and in the rest of the world on November 30, 1999. As a result of this transfer, sales were reduced by approximately $1,387,000 in the three months ended June 30, 1999 as a result of the return of assets previously sold to Baxter.

Gross profit was $1,961,000 for the quarter ended June 30, 2000, an increase of $1,978,000 from the $(17,000) for the quarter ended June 30, 1999. This increase was due to the impact of the changes in the distribution agreement with Baxter in the prior year, spreading substantially constant overhead costs over a larger sales base and changes in sales mix.

Total operating expenses were $10,472,000 for the three months ended June 30, 2000, an increase of $1,565,000 or 18% over the quarter ended June 30, 1999. This increase was the result of an increase in sales, marketing and distribution expenses of $1,412,000, an increase of $697,000 in general and administrative expenses and an increase of $94,000 in goodwill and intangible assets amortization offset by a decrease of $638,000 in research and development expenses.

Research and development expenses decreased by $638,000 or 14% from $4,464,000 for the three months ended June 30, 1999 to $3,826,000 for the three months ended June 30, 2000, primarily due to discontinuing all Innovir operations. General and administrative expenses increased by $697,000 from $2,349,000 in the second quarter of 1999 to $3,046,000 in the second quarter of 2000. This resulted principally from increased headcount and related recruitment and relocation costs as a result of the anticipated growth in revenue following regulatory approval of the Isolex

300i system in July 1999, the need for increased infrastructure as a result of the revisions to the distribution agreement with Baxter and one-time charges related to separation agreements with former employees, including certain officers. Selling, marketing and distribution expenses increased by $1,412,000 or 120% from $1,172,000 in the second quarter of 1999 to $2,584,000 in the second quarter of 2000 as a result of the restructuring of the distribution agreement with Baxter. This increase resulted from the Company's assumption of responsibility for marketing, selling and distribution activities related to its cell therapy products during late 1999. Baxter had previously performed these activities. Goodwill and intangible amortization increased by $94,000 or 10% to $1,016,000 for the quarter ended June 30, 2000 from $922,000 for the quarter ended June 30, 1999 as a result of acquisitions completed during 1999.

Other income was $257,000 for the quarter ended June 30, 2000, while other expense of $67,000 was incurred in the quarter ended June 30, 1999, a change of $324,000. This was primarily the result of a decrease in interest expense from $542,000 in the three months ended June 30, 1999 to zero for the comparable period in 2000 and an increase in interest income of $82,000 partially offset by a decrease of $299,000 in royalty income. The decrease in interest expense and increase in interest income arose from the repayment of approximately $34 million in convertible debentures from the proceeds of the Company's private placement financing that was completed in November 1999 and investment of residual proceeds. The decrease in royalty income resulted from a non-recurring licensing payment received from Amgen Inc. by Innovir in the second quarter of 1999.

The foregoing resulted in a net loss of $8,254,000 and a net loss applicable to common stock of $9,841,000 for the quarter ended June 30, 2000. This represented a decrease in net loss of $737,000 or 8% and a decrease in the net loss applicable to common stock of $201,000 or 2% from the quarter ended June 30, 1999.

Six Months Ended June 30, 2000 and 1999

Sales were $9,414,000 for the six months ended June 30, 2000, an increase of $2,337,000 or 33% from $7,077,000 for the six months ended June 30, 1999. This increase was the result of the changes to the distribution agreement with Baxter, the completion of the development of an internal sales function, regulatory approval of the Isolex 300i system and the non-recurring prior year decrease in sales associated with the repurchase of inventory previously sold to Baxter which is described in greater detail above.

Gross profit was $4,202,000 for the six months ended June 30, 2000, an increase of $1,863,000 from the $2,339,000 for the six months ended June 30, 1999. This increase was due to the impact of the changes in the distribution agreement in the prior year and spreading substantially constant overhead costs over a larger sales base and changes in sales mix.

Total operating expenses were $20,613,000 for the six months ended June 30, 2000, an increase of $3,488,000 or 20% over the six months ended June 30, 1999. This increase was the result of several factors. General and administrative expenses increased by $1,147,000 or 25% from $4,510,000 in 1999 to $5,657,000 in
2000. This was largely due to increased headcount and related recruitment and relocation costs as a result of the anticipated growth in revenue following regulatory approval of the Isolex 300i system in July 1999, the need for increased infrastructure as a result of the revisions to the distribution agreement with Baxter and one-time charges related to separation agreements with former employees, including certain officers. Selling and marketing expenses increased by $2,852,000 or 134% from $2,123,000 in the first six months of 1999 to $4,975,000 in the first six months of 2000. This was the result of the restructuring of the distribution agreement with Baxter and the ramp up in sales and marketing activities associated with regulatory approval of the Isolex system. The changes in the agreement with Baxter resulted in the Company's assumption of responsibility for marketing, selling and distribution activities related to its cell therapy products. Baxter had previously performed these activities. Goodwill and intangible amortization increased by $286,000 or 16% to $2,033,000 for the six months ended June 30, 2000 from $1,747,000 for the six months ended June 30, 1999 as a result of acquisitions completed during 1999. The expense increases discussed above were partially offset by a $504,000 decrease in restructuring costs related to the relocation of the Company's corporate headquarters in the previous year while no such costs were incurred in the current year, and by a decrease in research and development expenses of $293,000 or 4% from $8,241,000 in the first six months of 1999 to $7,948,000 in the first six months of 2000.

Other income was $426,000 for the six months ended June 30, 2000, while other expense of $324,000 was incurred in the six months ended June 30, 1999, a change of $750,000. This was primarily the result of a decrease in interest expense from $1,030,000 in the six months ended June 30, 1999 to zero for the comparable period in 2000 offset by a decrease of $224,000 in royalty income. The decrease in interest expense arose from the repayment of approximately $34 million in convertible debentures from the proceeds of the Company's private placement financing that was completed in November 1999. The decrease in royalty income resulted from a non-recurring licensing payment received from Amgen Inc. by Innovir in the second quarter of 1999.

The foregoing resulted in a net loss of $15,985,000 and a net loss applicable to common stock of $19,147,000 for the six months ended June 30, 2000. This represented an increase in net loss of $875,000 or 6% and an increase in the net loss applicable to common stock of $1,946,000 or 11% from the six months ended June 30, 1999.

Liquidity and Capital Resources

The Company had $18,002,000 in cash and cash equivalents as of June 30, 2000 as compared to $28,695,000 as of December 31, 1999, and working capital of $17,207,000 at June 30, 2000 as compared to $28,031,000 at December 31, 1999.
The $10,693,000 decrease in cash and cash equivalents resulted principally from cash used in the operations of the Company of $13,127,000, and purchases of equipment totaling $712,000. These were partially offset by cash proceeds of $3,083,000 from the exercise of stock options and warrants and $77,000 from the sale of equipment. The decrease in working capital of $10,824,000 resulted principally from the decrease in cash and cash equivalents.

Cash used in operating activities in the first six months of 2000 of $13,127,000 represented an increase of $3,255,000 or 33% from the cash use of $9,872,000 for the six months ended June 30, 1999. The increase is due principally to an increase in the net loss of $875,000, an increase of $494,000 in non cash depreciation and amortization, an increase in trade receivables of $1,045,000 due to changes in the agreements with Baxter and an increase in European receivables and an increase in cash used for other current assets and other assets of $1,499,000 related to value added tax deposits necessary in Europe and other deposits and miscellaneous receivables. Remaining changes in current assets and liabilities largely offset.

Cash dividends are payable semi-annually in May and November on the Series B Preferred Stock at the rate of 3% of the liquidation preference and will be approximately $1,900,000 per year.

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

On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods, and biomedical company in Japan. Pursuant to such agreements, Takara will become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara agreed to pay the Company a nonrefundable fee of $2.5 million within 100 days of the agreement's execution. This payment, when received, will be recognized as revenue over the five year term of the agreement. Under the co-development agreement, the companies will engage in co-development efforts to develop a product in the field of ex-vivo genetic transduction combining the Company's technology and Takara's product.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation. The suit charges Miltenyi with patent infringement, breach of contract and deceptive trade practices. Becton, Dickinson & Company and The Johns Hopkins University, both of whom have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. The parties are currently engaged in pretrial discovery and a trial is currently scheduled for May 14, 2001. Miltenyi Biotec GmbH of Germany is contesting whether jurisdiction is proper in the Delaware Court.

Item 2.  Changes in Securities and Use of Proceeds.

On June 15, 2000, the Company effected a one for four reverse stock split of its Common Stock. See Note (3) to the Condensed Consolidated Financial Statements. As a result of the reverse stock split, the exercise price of the Company's publicly traded warrants (Nasdaq:NEXLW) to purchase one share of Common Stock changed from $1.35 per share to $5.40 per share and the warrants are now exercisable for one-fourth the number of shares of Common Stock for which they had been exercisable prior to the reverse stock split. There were also corresponding adjustments to the Company's privately placed derivative securities.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2000 annual meeting of stockholders of the Company was held on June 14, 2000. The following matters were voted upon at the meeting: (i) the election as directors of the Company of each of Richard L. Dunning, Eric A. Rose, M.D., Victor W. Schmitt, Donald G. Drapkin, C. Richard Piazza, Joseph A. Mollica, M.D., Richard L. Casey and L. William McIntosh; (ii) to approve an increase in the number of shares of Common Stock issuable under the Company's 1997 Incentive and Non-Incentive Stock Option Plan from 3,000,000 shares to 5,250,000 shares (on a pre-split basis); (iii) to approve the amendment to the Company's Amended and Restated

Certificate of Incorporation to effect a one for four reverse stock split of Common Stock; (iv) to approve the amendment to the Company's Amended and Restated Certificate of Incorporation to reduce the authorized shares of Common Stock from 160,000,000 to 80,000,000; and (v) to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ended December 31, 2000.

The following vote totals are on a pre-split basis.

----------------------------------------------------------------------------------------------------
               Matter Voted                   Votes Cast For                Authority Withheld
----------------------------------------------------------------------------------------------------
1.    Election of Directors
----------------------------------------------------------------------------------------------------
      Richard L. Dunning                     69,850,795                       1,017,383
----------------------------------------------------------------------------------------------------
      Eric A. Rose, M.D.                     69,851,795                       1,016,383
----------------------------------------------------------------------------------------------------
      Victor W. Schmitt                      69,851,745                       1,016,433
----------------------------------------------------------------------------------------------------
      Donald G. Drapkin                      69,851,795                       1,016,383
----------------------------------------------------------------------------------------------------
      C. Richard Piazza                      69,851,645                       1,016,533
----------------------------------------------------------------------------------------------------
      Joseph A. Mollica, M.D.                69,851,645                       1,016,533
----------------------------------------------------------------------------------------------------
      Richard L. Casey                       69,851,645                       1,016,533
----------------------------------------------------------------------------------------------------
      L. William McIntosh                    69,851,795                       1,016,383
----------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------
                                                           Votes Cast                                          Broker
---------------------------------------------------------------------------------------------------------------------------
                                                    For               Against           Abstentions          Non-Votes
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
2.   Approval of amendment to                   65,507,713           4,811,081             549,384               --
     1997 Option Plan
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
3.   Approval of amendment to                   65,958,920           4,700,922             208,336               --
     the Company's Certificate of
     Incorporation to effect a 1 for 4
     reverse stock split
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
4.   Approval of amendment to the               66,605,457           3,868,656             394,065               --
     Company's Certificate of
     Incorporation to reduce the number of
     authorized shares
---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------
5.   Ratification of KPMG LLP                   69,937,660             660,087             270,431               --
---------------------------------------------------------------------------------------------------------------------------

Item 5.   Other Information.

On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods and biomedical company in Japan. Pursuant to such agreements, Takara will become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara agreed to pay the Company a nonrefundable fee of $2.5 million within 100 days of the agreement's execution. Under the co-development agreement, the companies will engage in co-development efforts to develop a product in the field of ex-vivo genetic transduction combining the Company's technology and Takara's product.

On July 12, 2000 the Company issued a press release announcing the promotion of William A. Albright, Jr. to President and Chief Operating Officer and that L. William McIntosh was leaving the management team but would continue to advise the Company as a consultant and member of its Board of Directors.

Item 6.    Exhibits and Reports on Form 8-K.

     (a)  Exhibits
          --------

               3.1   The Company's Amended and Restated Certificate of
                     Incorporation as amended to date (incorporated by reference to Exhibit 4.1 to the Company's registration statement on
                     form S-8 filed with the Commission on July 6, 2000
                     {Registration Number 333-40860})
               3.2   The Company's Amended and Restated Bylaws as amended to
                     date
             10.64   Distribution Agreement with Takara Shuzo Co., Ltd.
             10.65   Co-Development Agreement with Takara Shuzo Co., Ltd.
                27   Financial Data Schedule

     (b)  Reports on Form 8-K:
          -------------------

          The Company filed a Current Report on Form 8-K on June 22, 2000, under
          Item 5, announcing a one for four reverse split of it's Common Stock effective June 15, 2000.

      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 1, 2000


                            NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                  (Registrant)



                             By: /s/ Richard L. Dunning
                                 -----------------------------
                                 Richard L. Dunning
                                 Chairman of the Board and
                                 Chief Executive Officer



                             By: /s/ William A. Albright, Jr.
                                 -----------------------------
                                 William A. Albright, Jr.
                                 President and Chief Operating Officer