Form 10-Q
period 2000-09-30
NEXELL THERAPEUTICS INC
filed 2000-10-31
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                          --------------------------

                                   FORM 10-Q

   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2000

                                      OR

_______   TRANSITION REPORT PURSUANT TO SECTION 13 OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________

                          Commission File No. 0-19153

                           ------------------------

                           NEXELL THERAPEUTICS INC.
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

                                 Yes X No ______
                                    ---
        The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on October 18, 2000 was 19,084,894 shares.

                           ------------------------

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                                     Page
                                                                                                   ----
     Item 1.   Financial Statements:
                 Condensed Consolidated Balance Sheets (unaudited) as of

                   September 30, 2000 and December 31, 1999........................................    3

                 Condensed Consolidated Statements of Operations (unaudited)
                   for the three and nine months ended September 30, 2000
                   and 1999........................................................................    4

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                   for the nine months ended September 30, 2000 and 1999...........................    5

                 Notes to Condensed Consolidated Financial

                   Statements (unaudited)..........................................................    6

     Item 2.   Management's Discussion and Analysis of Financial

                 Condition and Results of Operations...............................................   10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........................   14

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings...................................................................   15

     Item 2.   Changes in Securities and Use of Proceeds...........................................   15

     Item 3.   Defaults upon Senior Securities.....................................................   15

     Item 4.   Submission of Matters to a Vote of Security Holders.................................   15

     Item 5.   Other Information...................................................................   15

     Item 6.   Exhibits and Reports on Form 8-K....................................................   15

SIGNATURES.........................................................................................   17

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                    September 30,         December 31,
                                                                                        2000                  1999
                                                                                   ----------------     ------------------
                                    ASSETS

Current assets:
    Cash and cash equivalents                                                      $   19,590,000       $     28,695,000
    Trade receivables net of allowance for doubtful accounts of
         $26,000 at September 30, 2000 and December 31, 1999, respectively              3,184,000              2,033,000
    Receivables from related party                                                      1,650,000              1,248,000
    Inventory - finished goods                                                          3,406,000              4,409,000
    Other current assets                                                                3,919,000              2,271,000
                                                                                   ----------------     ------------------
        Total current assets                                                           31,749,000             38,656,000

Fixed assets, net                                                                       9,347,000             10,932,000
Intangible assets, net                                                                 40,413,000             43,191,000
Other assets, including equity investments                                              4,909,000              1,060,000
                                                                                   ----------------     ------------------
        Total assets                                                               $   86,418,000       $     93,839,000
                                                                                   ================     ==================

                                 LIABILITIES

Current liabilities:
    Accounts payable                                                               $    4,151,000       $      3,194,000
    Accounts payable due to related party                                               5,806,000              4,279,000
    Accrued expenses                                                                    4,623,000              3,152,000
                                                                                   ----------------     ------------------
         Total current liabilities                                                     14,580,000             10,625,000

Deferred revenue                                                                        2,138,000                     --
                                                                                   ----------------     ------------------
      Total liabilities                                                                16,718,000            10,625,000

Commitments and contingencies                                                                  --                     --

                             SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
     Series A; 74,498 issued and outstanding at September 30, 2000 and
        December 31, 1999 (liquidation value $78,013,000 and $74,685,000)                     100                    100
     Series B; 63,000 issued and outstanding at September 30, 2000 and
        December 31, 1999 (liquidation value $63,666,000 and $63,192,000)                     100                    100
Common stock; $.001 par value, 80,000,000 shares authorized,
    19,084,894 and 18,178,737 shares issued and outstanding
    at September 30, 2000 and December 31, 1999, respectively.                             19,000                 18,000
Additional paid-in capital                                                            258,193,800            252,796,800
Unearned compensation                                                                          --               (198,000)
Accumulated other comprehensive income (loss)                                           3,774,000                 (5,000)
Accumulated deficit                                                                  (192,287,000)          (169,398,000)
                                                                                   ----------------     ------------------
    Total shareholders' equity                                                         69,700,000             83,214,000
                                                                                   ----------------     ------------------
          Total liabilities and shareholders' equity                               $   86,418,000       $     93,839,000
                                                                                   ================     ==================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                    NEXELL THERAPEUTICS INC. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                                     September 30,                        September 30,
                                                           ----------------------------------  ------------------------------------

                                                                 2000              1999             2000                1999
                                                           ---------------    ---------------  ----------------    ----------------
Revenue                                                    $   4,498,000      $   2,243,000    $   13,912,000      $    9,320,000
Cost of goods sold                                             2,731,000          1,920,000         7,943,000           6,657,000
                                                           ---------------    ---------------  ----------------    ----------------
        Gross profit                                           1,767,000            323,000         5,969,000           2,663,000
                                                           ---------------    ---------------  ----------------    ----------------

Operating expenses:
     Research and development                                  3,562,000          5,382,000        11,510,000          13,623,000
     General and administrative                                4,334,000          3,147,000        10,300,000           7,657,000
     Selling, marketing and distribution                       2,025,000          3,023,000         6,691,000           5,146,000
     Goodwill and intangible assets amortization               1,017,000          1,017,000         3,050,000           2,764,000
     Restructuring costs                                              --                 --                --             504,000
                                                           ---------------    ---------------  ----------------    ----------------
        Total operating expenses                              10,938,000         12,569,000        31,551,000          29,694,000
                                                           ---------------    ---------------  ----------------    ----------------

Operating loss                                                (9,171,000)       (12,246,000)      (25,582,000)        (27,031,000)
                                                           ---------------    ---------------  ----------------    ----------------

Other (income) expenses:
     Royalty, licensing and other related income                  (1,000)          (622,000)          (77,000)           (924,000)
     Royalty expense                                                  --             30,000           100,000              70,000
     Interest income                                            (350,000)          (255,000)         (963,000)           (844,000)
     Interest expense                                                 --            523,000                --           1,553,000
     Gain on sale of equity investments                       (3,231,000)                --        (3,231,000)                 --
     Other, net                                                  (97,000)                --            67,000             146,000
                                                           ---------------    ---------------  ----------------    ----------------
        Total other (income) expenses                         (3,679,000)          (324,000)       (4,104,000)              1,000
                                                           ---------------    ---------------  ----------------    ----------------

Net loss                                                      (5,492,000)       (11,922,000)      (21,478,000)        (27,032,000)

Preferred stock dividends                                     (1,587,000)        (1,051,000)       (4,751,000)         (3,142,000)
                                                           ---------------    ---------------  ----------------    ----------------

Net loss applicable to common stock                        $  (7,079,000)     $ (12,973,000)   $  (26,229,000)     $  (30,174,000)
                                                           ===============    ===============  ================    ================

Basic and diluted loss per share                           $       (0.37)     $       (0.71)   $        (1.41)     $        (1.70)
                                                           ---------------    ---------------  ----------------    ----------------

Weighted average number of shares of common stock
outstanding-basic and diluted                                 19,016,000         18,168,000        18,652,000          17,749,000
                                                           ===============    ===============  ================    ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                     Nine months ended September 30,
                                                                             ------------------------------------------------
                                                                                    2000                        1999
                                                                             --------------------       ---------------------
Cash flows from operating activities:
     Net loss..........................................................           $ (21,478,000)              $ (27,032,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization.................................               5,554,000                   5,126,000
         Noncash compensation..........................................               1,549,000                     143,000
         Loss from disposal of equipment...............................                  10,000                          --
         Gain on sale of equity investments............................              (3,231,000)                         --
         Amortization of deferred revenue..............................                (112,000)                         --
         Asset impairment charge.......................................                 100,000                     112,000
         Changes in operating assets and liabilities:
           Increase in trade receivables...............................              (1,151,000)                 (1,826,000)
           Decrease (increase) in receivable from related party........                (403,000)                  2,157,000
           Decrease (increase) in inventory............................               1,003,000                  (2,375,000)
           Increase in other current assets and other assets...........              (2,241,000)                 (1,467,000)
           Increase in accounts payable and accrued expenses...........               3,259,000                     880,000
           Increase in accounts payable to related party...............               1,526,000                  10,179,000
                                                                                  ---------------             ---------------
         Net cash used in operating activities.........................             (15,615,000)                (14,103,000)
                                                                                  ---------------             ---------------

Cash flows from investing activities:
     Purchases of equipment............................................              (1,089,000)                 (2,675,000)
     Proceeds from sales of equipment..................................                 139,000                     150,000
                                                                                  ---------------             ---------------
         Net cash used in investing activities.........................                (950,000)                 (2,525,000)
Cash flows from financing activities:
     Proceeds from issuance of common stock in connection with the
         exercise of warrants/options..................................               4,047,000                     921,000
     Proceeds from sale of equity investments..........................               3,818,000                          --
     Repurchase/retirement of common stock.............................                      --                    (627,000)
     Increase in long term debt due to related party...................                      --                   1,552,000
     Repayment of long term debt.......................................                      --                     (96,000)
     Repayment of capital leases.......................................                      --                     (56,000)
                                                                                  ---------------             ---------------
         Net cash provided by financing activities.....................               7,865,000                   1,694,000
Effect of exchange rate changes on cash................................                (405,000)                      5,000
                                                                                  ---------------             ---------------
Net decrease in cash and cash equivalents..............................              (9,105,000)                (14,929,000)
Cash and cash equivalents at beginning of period.......................              28,695,000                  33,091,000
                                                                                  ---------------             ---------------
Cash and cash equivalents at end of period.............................           $  19,590,000               $  18,162,000
                                                                                  ===============             ===============
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                                   --               $       1,000
    Cash paid for income taxes                                                           19,000                          --

Non-cash investing and financing activities:
 .  In January 1999, the Company issued 470,553 shares of Common Stock valued at
   $3,000,000 in exchange for certain intangible assets.
 .  In May 1999, the Company issued 750,000 shares of Common Stock valued at
   $6,282,000 to Baxter Healthcare Corporation in exchange for its minority interest in Nexell of California, Inc.
 .  In June 1999, the Company issued 17,500 shares of Common Stock valued at
   $153,000 to certain Innovir shareholders in exchange for their outstanding Innovir preferred stock.
 .  The Company accrued $3,331,000 in Series A Preferred Stock dividends and
   $1,420,000 in Series B Preferred Stock dividends in the nine months ended September 30, 2000. Payments of $945,000 were made on Series B Preferred Stock dividends in May 2000.

   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 2000
                                  (unaudited)

(1)  Financial Statement Presentation

     The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. ("Nexell") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 1999 Annual Report on Form 10-K for the year ended December 31, 1999 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior period amounts have been reclassified to conform with the current period presentation.

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

                                 Three Months Ended September 30,        Nine Months Ended September 30,
                              ------------------------------------------------------------------------------
                                     2000                1999                2000               1999
                              ------------------- ------------------- ------------------- ------------------
Net loss                           $  5,492,000       $ 11,922,000       $ 21,478,000       $ 27,032,000
Translation adjustment                  383,000             (9,000)           414,000             24,000
Adjustment to market value
     of equity investment              (344,000)              --           (4,193,000)              --
                                   ------------       ------------       ------------       ------------
Total comprehensive loss           $  5,531,000       $ 11,913,000       $ 17,699,000       $ 27,056,000
                                   ============       ============       ============       ============

     The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive loss was $419,000 and $5,000 at September 30, 2000 and December 31, 1999, respectively. The cumulative adjustments for the difference between cost and market value of equity securities held as investments included as a component of accumulated other comprehensive loss was $4,193,000 and zero at September 30, 2000 and December 31, 1999, respectively.

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

     Stock options and warrants, excluding Class A performance warrants, to purchase 4,716,377 and 4,087,161 shares of Common Stock were outstanding at September 30, 2000 and 1999, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

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

(7)  Investments

     The Company owns 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc., representing approximately 2% ownership at September 30, 2000. Included in other comprehensive income is the unrealized gain recorded for this investment to adjust to fair market value at September 30, 2000. The above investments are included in "other assets" on the accompanying balance sheet and are accounted for as available-for-sale securities under Statement of Financial Accounting Standards No. 115- "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, these investments are reported at fair value, with unrealized gains and losses excluded from earnings and reported as a component of comprehensive loss, a separate component of shareholders equity.

     The Company owned 134,000 shares of the common stock of Ribozyme Pharmaceuticals, Inc. ("RPI"). These securities became tradable in August 2000 and were sold for a total of $3,818,000 in September 2000. The Company recognized a gain on the sale of these securities of $3,231,000 in the third quarter of 2000. In addition, the Company holds warrants to purchase an additional 350,000 shares of RPI stock.

(8)  Distribution and Co-Development Agreement

     On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods, and biomedical company in Japan. Pursuant to such agreements, Takara has become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara agreed to pay the Company a nonrefundable fee of $2.5 million within 100 days of the agreement's execution. This payment, which was received in the third quarter of 2000, is being recognized as revenue over the five-year term of the agreement. Under the co-development agreement, the companies will engage in co-development efforts to develop a product in the field of ex-vivo genetic transduction combining Nexell's technology and Takara's product.

(9)  Geographic Information

     The Company operates in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Prior to the termination of the Company's distribution agreement with Baxter on November 30, 1999, all of the Company's sales were made to a domestic entity of Baxter. Substantially all of Baxter's end user sales of the Company's products were made internationally until regulatory approval for United States distribution was received in July 1999. Assets assigned to geographic segments have not changed materially since December 31, 1999. Summary comparative operating results for the United States and the rest of the world follows:

                                                    Three Months Ended                  Nine Months Ended
                                             ---------------------------------  -----------------------------------
                                               September 30,   September 30,       September 30,     September 30,
                                             ---------------   --------------      --------------    -------------
                                                        2000             1999                2000             1999
                                                        ----             ----                ----             ----
Revenues by Geographic Area:
United States                                    $ 2,809,000       $ 2,243 000        $ 8,666,000      $ 9,320,000
Europe                                           $ 1,557,000                --        $ 4,825,000               --
Rest of World                                        132,000                --            421,000               --
                                                 -----------       -----------        -----------      -----------
                                                 $ 4,498,000       $ 2,243,000        $13,912,000      $ 9,320,000
                                                 ===========       ===========        ===========      ===========

Operating loss by Geographic Area:
United States                                    $ 6,633,000       $12,232,000        $19,001,000      $26,935,000
Europe                                           $ 2,337,000                --          5,894,000             --
Rest of World                                        201,000            14,000            687,000           96,000
                                                 -----------       -----------        -----------      -----------
                                                 $ 9,171,000       $12,246,000        $25,582,000      $27,031,000
                                                 ===========       ===========        ===========      ===========

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

     In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". Under the provisions of this Interpretation, which the Company has adopted, changes in vesting schedules, exercise prices and number of shares awarded result in revaluing options at the date of the change by a charge to compensation expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

Three Months Ended September 30, 2000 and 1999

Sales were $4,498,000 for the quarter ended September 30, 2000, an increase of $2,255,000 or 101% from $2,243,000 for the quarter ended September 30, 1999. In the prior year, revenues principally reflected product sales by NCI to its former exclusive worldwide distributor, Baxter Healthcare Corporation ("Baxter"), and were impacted by the timing of the distributor's orders. In the current year, as a result of the 1999 restructuring of the distribution agreement with Baxter, the Company now sells product directly to multiple end users. Accordingly, timing of orders less significantly impacts revenues since product sales are distributed to more than 200 customers rather than a single distributor. The transition from distribution through Baxter to direct end user sales by the Company required the recruitment and training of domestic and international sales forces and the creation of a sales infrastructure, activities which management believes are now complete. Further, following regulatory approval of the Isolex 300i system in July 1999, end user sales began in the United States. In addition, pursuant to an asset transfer agreement, the Company agreed to repurchase inventory, hardware and related assets previously sold to Baxter for distribution. The closing for the transfer of assets in the United States and Canada occurred on June 30, 1999 and in the rest of the world on November 30, 1999. As a result of this transfer, sales were reduced by approximately $3,380,000 in the three months ended September 30, 1999 as a result of the return of assets previously sold to Baxter. The decline in sales from the prior year exclusive of this adjustment of $1,125,000 was primarily due to the turnover and subsequent rebuilding of the European sales force in late 1999 and early 2000.

Gross profit was $1,767,000 for the quarter ended September 30, 2000, an increase of $1,444,000 from the $323,000 for the quarter ended September 30, 1999. This increase was due to the impact of the changes in the distribution agreement with Baxter in the prior year, spreading substantially constant overhead costs over a larger sales base and changes in sales mix.

Total operating expenses were $10,938,000 for the three months ended September 30, 2000, a decrease of $1,631,000 or 13% from the quarter ended September 30, 1999. This decrease was the result of decreases in research and development expenses of $1,820,000 and sales, marketing and distribution expenses of $998,000. These decreases were partially offset by an increase in general and administrative expenses of $1,187,000.

Research and development expenses decreased by $1,820,000 or 34% from $5,382,000 for the three months ended September 30, 1999 to $3,562,000 for the three months ended September 30, 2000, primarily due to discontinuing all Innovir operations and a decline in new product development costs.

General and administrative expenses increased by $1,187,000 or 38% from $3,147,000 in the third quarter of 1999 to $4,334,000 in the third quarter of 2000. This resulted principally from a charge of $1,413,000 as a result of accelerated vesting of options for a departed employee and repricing of certain stock options in accordance with the provisions of FASB Interpretation No. 44 (see Note 10 to the condensed consolidated financial statements) and severance for certain former employees of $300,000. These increases were offset by reductions related to the closing of Innovir operations and the relocation and consolidation of the Company's headquarters in Irvine, California. Additionally the Company incurred costs related to the launch of the Isolex 300i and assumption of direct sales and distribution responsibilities in Europe in the prior year which did not recur in 2000.

Selling, marketing and distribution expenses decreased by $998,000 or 33% from $3,023,000 in the third quarter of 1999 to $2,025,000 in the third quarter of 2000. This decrease resulted from non-recurring expenses related to the Company's assumption of responsibility for marketing, selling and distribution activities related to its cell therapy products during the third quarter of 1999. Baxter had previously performed these activities. In addition, in the prior year there had been a significant ramp up in marketing and selling expenses related to the launch of the Isolex 300i.

Goodwill and intangible amortization remained constant with the third quarter of 1999.

Other income was $3,679,000 for the quarter ended September 30, 2000, compared to $324,000 for the quarter ended September 30, 1999, an increase of $3,355,000. This was primarily the result of a gain of $3,231,000 on the sale of the Company's investment in the common stock of Ribozyme Pharmaceuticals, Inc. ("RPI") and a decrease in interest expense, due to the November 1999 repayment of the Company's outstanding debt, from $523,000 in the three months ended September 30, 1999 to zero for the comparable period in 2000. These were partially offset by a decrease in royalty, licensing and related income from $622,000 in the third quarter of 1999 to $1,000 in the comparable period of 2000. The decrease in royalty, licensing and related income in 2000, resulted from the Company's sale of certain Innovir assets for cash, shares of RPI stock and RPI warrants.

The foregoing resulted in a net loss of $5,492,000 and a net loss applicable to common stock of $7,079,000 for the quarter ended September 30, 2000. This represented a decrease in net loss of $6,430,000 or 54% and a decrease in the net loss applicable to common stock of $5,894,000 or 45% from the quarter ended September 30, 1999.

Nine Months Ended September 30, 2000 and 1999

Sales were $13,912,000 for the nine months ended September 30, 2000, an increase of $4,592,000 or 49% from $9,320,000 for the nine months ended September 30, 1999. This increase was the result of the changes to the distribution agreement with Baxter, the completion of the development of an internal sales function, regulatory approval of the Isolex 300i system and the non-recurring prior year decrease in sales of $4,767,000 associated with the repurchase of inventory previously sold to Baxter which is described in greater detail above. Exclusive of this adjustment, sales have declined by $175,000 from the prior year due to the U.S. launch in July 1999 offset by impacts of the disruption in the European sales force.

Gross profit was $5,969,000 for the nine months ended September 30, 2000, an increase of $3,306,000 from the $2,663,000 for the nine months ended September 30, 1999. This increase was due to the impact of the changes in the distribution agreement in the prior year and spreading substantially constant overhead costs over a larger sales base and changes in sales mix.

Total operating expenses were $31,551,000 for the nine months ended September 30, 2000, an increase of $1,857,000 or 6% over the nine months ended September 30, 1999. This increase was the result of several factors. General and administrative expenses increased by $2,643,000 or 35% from $7,657,000 in 1999 to $10,300,000 in 2000. This was largely due to increased headcount and related recruitment and relocation costs as a result of the anticipated growth in revenue following regulatory approval of the Isolex 300i system in July 1999, the need for increased infrastructure as a result of the revisions to the distribution agreement with Baxter and one-time charges related to separation agreements with former employees, including certain officers, including severance and acceleration of stock option vesting.

Selling and marketing expenses increased by $1,545,000 or 30% from $5,146,000 in the first nine months of 1999 to $6,691,000 in the first nine months of 2000. This was the result of the restructuring of the distribution agreement with Baxter and the ramp up in sales and marketing activities associated with regulatory approval of the Isolex system. The changes in the agreement with Baxter resulted in the Company's assumption of responsibility for marketing, selling and distribution activities related to its cell therapy products. Baxter had previously performed these activities.

Goodwill and intangible amortization increased by $286,000 or 10% to $3,050,000 for the nine months ended September 30, 2000 from $2,764,000 for the nine months ended September 30, 1999 as a result of the acquisitions of certain assets of CellPro Incorporated in January 1999 and the acquisition of Baxter's minority interest in Nexell of California, Inc. (formerly Nexell Therapeutics Inc.) in May 1999.

The expense increases discussed above were partially offset by a $504,000 decrease in restructuring costs related to the relocation of the Company's corporate headquarters in the previous year while no such costs were incurred in the current year, and by a decrease in research and development expenses of $2,113,000 or 16% from $13,623,000 in the first nine months of 1999 to $11,510,000 in the first nine months of 2000, which resulted from the cessation of Innovir operations and reduced new product development costs.

Other income was $4,104,000 for the nine months ended September 30, 2000, while other expense of $1,000 was incurred in the nine months ended September 30, 1999, a change of $4,105,000. This was primarily the result of a decrease in interest expense from $1,553,000 in the nine months ended September 30, 1999 to zero for the comparable period in 2000 and the gain on sale of RPI common stock of $3,231,000. This was partially offset by a decrease of $847,000 in royalty, licensing and related income. The decrease in interest expense arose from the repayment of approximately $34 million in convertible debentures from the proceeds of the Company's private placement financing that was completed in November 1999. The decrease in royalty, licensing and related income resulted from a non-recurring licensing payment received from Amgen Inc. by Innovir in the second quarter of 1999 and the gain on sale of certain Innovir assets in the third quarter of 1999.

The foregoing resulted in a net loss of $21,478,000 and a net loss applicable to common stock of $26,229,000 for the nine months ended September 30, 2000. This represented a decrease in net loss of $5,554,000 or 21% and a decrease in the net loss applicable to common stock of $3,945,000 or 13% from the nine months ended September 30, 1999.

Liquidity and Capital Resources

The Company had $19,590,000 in cash and cash equivalents as of September 30, 2000 as compared to $28,695,000 as of December 31, 1999, and working capital of $17,169,000 at September 30, 2000 as compared to $28,031,000 at December 31, 1999. The $9,105,000 decrease in cash and cash equivalents resulted principally from cash used in the operations of the Company of $15,615,000, and purchases of equipment totaling $1,089,000. These were partially offset by cash proceeds of $4,047,000 from the exercise of stock options and warrants and proceeds of $3,818,000 from the sale of securities held for investment. The decrease in working capital of $10,862,000 resulted principally from the decrease in cash and cash equivalents.

Cash used in operating activities in the first nine months of 2000 of $15,615,000 represented an increase of $1,512,000 or 11% from the cash use of $14,103,000 for the nine months ended September 30, 1999. The increase is due principally to the gain on sale of equity investments of $3,231,000, a reduction in the amount by which accounts payable to related parties increased of $8,653,000 and an increase of $403,000 in receivables from related parties compared to the $2,157,000 decrease in the prior year. These increased uses of operating cash were partially offset by a decrease in the net loss of $5,554,000, an increase of $1,406,000 in non cash compensation, a decrease in inventory of $1,003,000 as compared to the prior year's increase in inventory of $2,375,000 and the growth in the amount of increase in accounts payable and accrued liabilities of $2,379,000 over the prior year. Remaining changes in components of cash used in operating activities largely offset.

Cash dividends are payable semi-annually in May and November on the Series B Preferred Stock at the rate of 3% of the liquidation preference and will be approximately $1,900,000 per year.

The Company, in the ordinary course of business, routinely explores possible business transactions that may lead to an acquisition. In general, in order to conserve cash the Company's preference is to use its stock as consideration for any potential acquisition or similar corporate transaction.

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

On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods, and biomedical company in Japan. For further information on this alliance please see
Note 8 to the financial statements.

On July 21, 2000, the Company entered into an Antibody License Agreement with NeoRx Corporation. Under terms of the agreement NeoRx granted an exclusive, worldwide license for ex vivo diagnostics to its licensed antibody, NRLu-5.

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

Interest Rate Risk

The Company maintains excess cash in a mutual fund, the "Black Rock Low Duration Bond Portfolio" (the "fund"), which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. Additionally, the Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Part II, Item 1 of the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2000 regarding a lawsuit filed by the Company against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation.

Item 2. Changes in Securities and Use of Proceeds.

Not applicable.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

On October 17, 2000, the Company issued a press release announcing an organizational restructuring of the Company. The restructure included the termination of certain employees and the decision not to fill certain open positions. In addition, duties of various employees were reassigned and redefined to better utilize the Company's financial and human resources. It is estimated that the Company will incur a one-time charge of approximately $500,000 in the fourth quarter related to severance and related benefits for employees terminated in the fourth quarter pursuant to the organizational restructure plan.

On October 11, 2000, the Company announced the resignation of L. William McIntosh from and the appointment of Daniel Levitt, M.D., Ph.D. to the Board of Directors.

Item 6.  Exhibits and Reports on Form 8-K.

     (a) Exhibits
         --------

10.66 Letter Agreement between L. William McIntosh and the Company dated August 10, 2000

  27     Financial Data Schedule

     (b) Reports on Form 8-K:
         -------------------

         On July 19, 2000, the Company filed a Current Report on Form 8-K under
         Item 5, the date of report of which was July 12, 2000, regarding certain management changes.

           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     October 31, 2000


                                       NEXELL THERAPEUTICS INC.
                                           a Delaware Corporation
                                                (Registrant)


                                       By: /s/ Richard L. Dunning
                                           -------------------------------
                                           Richard L. Dunning
                                           Chairman of the Board and
                                           Chief Executive Officer

                                       By: /s/  William A. Albright, Jr.
                                           -------------------------------
                                           William A. Albright, Jr.
                                           President, Chief Operating Officer
                                           and Chief Financial Officer