Form 10-K
period 2000-12-31
NEXELL THERAPEUTICS INC
filed 2001-03-30
CIK 864009

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-K

               [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                      OR

               [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from_____ to ______

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

Yes  X   No ___
    ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $47,384,000 on February 28, 2001 based on the closing price of the Common Stock on such date. For purposes of this calculation, shares owned by officers, directors, and 5% stockholders known to the Registrant are deemed to be owned by affiliates.

          The aggregate number of outstanding shares of Common Stock, $.001 par value, of the Registrant was 20,925,509 on March 29, 2001.

--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement (the "2001 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (April 30, 2001) are incorporated by reference in Part III.

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

General

          Nexell Therapeutics Inc. ("Nexell" or the "Company") is an Irvine, California-based biotechnology company. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI") is developing products utilizing cell selection technology in cell therapy for cancer and other life-threatening diseases. NCI is a leader in cell selection technology and currently sells cell selection products in Europe, the United States and Canada. The Company previously operated two other biotechnology subsidiaries engaged in the discovery and development of biopharmaceuticals, Innovir Laboratories, Inc. ("Innovir") and Vimrx Genomics, Inc. ("VGI"), both of which have ceased operations.

          All references to common share and per share information have been adjusted to give retroactive effect to a one-for-four reverse stock split effected by the Company on June 15, 2000.

Business of NCI

          NCI is engaged in the development, manufacture, marketing and distribution of cell selection systems, including specialized instruments, biologicals, reagents, sterile plastics sets and related products used in ex vivo stem cell research and therapies. NCI's products are used in the research and clinical treatment of diseases, including various forms of cancer, autoimmune diseases, gene therapy and dendritic cell therapy.

          NCI currently markets an FDA and European Commonwealth approved Isolex(R) Cell Selection system that consists of automated, cell processing instruments along with companion reagents/biologicals kits and sterile path plastic disposable sets. These systems are used for the clinical isolation of specific stem cell populations from blood and bone marrow (positive cell selection). In positive cell selection, a targeted blood stem cell population is selected away from other contaminating cells and released for reinfusion and regeneration of the patient blood forming system following chemotherapy or for further biological manipulation. For each selection procedure, the customer typically uses one reagent kit and one disposable set. Consequently, the installed base of cell selection instruments should generate a stream of future consumables revenues in excess of the revenue resulting from the placement of the instrument itself. NCI has offered four versions of the Isolex(R) Cell Selection instrument; these include the smaller scale Isolex(R) 50 Cell Separator for research use; the clinical scale semi-automated Isolex(R) 300 Cell Separator; and the fully automated Isolex(R) 300i Cell Separator. An additional version of the Isolex(R) 300i which allows simultaneous positive cell selection (capturing and releasing of cells that are desired) and negative selection (further eliminating cells that are not wanted) in a single procedure is marketed outside the U.S. only. Late in 1999 and during 2000, the Company introduced an upgraded software, version 2.5, with further enhancement to the Isolex(R) 300i systems features and performance. This software is available for positive (U.S.) and positive-negative (Europe) Isolex 300I automated devices. The U.S. version of the Isolex(R) 2.5 received FDA Pre-Market Approval in May 2000. In 2000, the Company also launched a monocyte enrichment kit in Europe to be used with the Isolex(R) in research studies to enrich for another blood cell type, the monocyte. Monocytes can be cultured to become dendritic cells which are immune system cells that process antigens and train the immune system to respond to specific antigens. Investigators are now testing dendritic cells as a component of tumor vaccines to better stimulate anti-tumor immune responses. The Company intends to provide ongoing product enhancements to keep the Isolex(R) platform competitive.

          In addition to the positive selection Isolex(R) Cell Separator, NCI markets the MaxSep(R) System. The semi-automated MaxSep(R) System is a negative selection system in which undesired cells are removed from a diverse population of cells. The MaxSep(R) System is currently marketed for therapeutic purposes in Europe.

          NCI also markets various cell storage and handling products that are typically utilized in the cell processing cycle by NCI's cell selection system customers. These products include the following: Cryocyte(TM) containers used in the freezing of blood components; Lifecell(R) X-Fold, and Opticyte(TM) containers, all of which provide a closed system environment for culturing cells; the Solution Transfer Pump, an automated, programmable pump for filling bags and splitting cell cultures; and Harvester(TM), a cell collection device used primarily to reduce large cell volumes. In addition, NCI markets an in vitro tumor diagnostic product, the Cytonex(TM) Immunocytochemistry ("ICC") kit. The Company believes that these products are complementary to the Isolex(R) cell selection systems, and provide enhanced customer support.

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

December 1997 - Acquisition of the Immunotherapy Division

          In December 1997, the Company acquired substantially all of the assets of the Division. In exchange for these assets, Baxter received (i) 2,750,000 shares of Nexell Common Stock ("Common Stock"), (ii) 66,304 shares of the Company's Series A Convertible Preferred Stock, convertible into Common Stock at a conversion price of $22.00 per share, (iii) 19.5% of the outstanding common stock of NCI, (iv) a warrant to purchase an additional 6% of the then outstanding common stock of NCI for an aggregate $6,000,000, and (v) the right to receive payments up to $21,000,000 from NCI upon the occurrence of certain future events. The $21,000,000 represents the maximum potential amount that could be paid by the Company when, and if, certain FDA and European regulatory approvals are obtained. As the amount of the contingent consideration, if any, was not determinable nor was the achievement of the approvals considered probable at the date of the acquisition, it was excluded from the determination of the cost of the acquisition. Depending on the progress in certain of the Company's therapeutic programs, a payment of up to $2,000,000 could be required for milestones achieved in 2001. In addition, Baxter purchased $30,000,000 principal amount of NCI's 6 1/2% convertible subordinated debentures. Many of these terms have been renegotiated as set forth below.

          Marketing, Sales and Distribution Agreement ("Distribution
          ----------------------------------------------------------
Agreement"). NCI appointed Baxter as its exclusive worldwide marketing, sales
---------
and distribution entity for NCI's Isolex(R) and Maxsep(R) products and reagent kits, with the right of first offer with respect to acquiring such rights for NCI's future products. NCI agreed to supply to Baxter products and kits at a discount to NCI's suggested retail price. The Distribution Agreement was, by its terms, to expire December 17, 2008. However, as described below, as of November 30, 1999, the parties terminated the agreement.

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

          Antibody Manufacturing and Storage Agreement. Baxter agreed to
          --------------------------------------------
manufacture on a non-exclusive basis for NCI certain antibodies, reagents and reagent kits used in connection with the Isolex(R) and Maxsep(R) products. NCI agreed to pay Baxter's Fully Loaded Cost for the antibodies, reagents and reagent kits for the first three years, and Baxter's Fully Loaded Cost plus 15% for the remaining years. The Agreement expires on December 17, 2002.

          Hardware and Disposables Supply Agreement. Baxter agreed to supply to
          -----------------------------------------
NCI certain of Baxter's products and components in conjunction with the manufacture, use and sale of Isolex(R) and Maxsep(R) products. Baxter granted to NCI the exclusive worldwide royalty-free right to distribute such products and components in connection with ex vivo cell processing, subject to certain exceptions. NCI agreed to pay Baxter's Fully Loaded Cost for the products and components for the first three years, Baxter's Fully Loaded Cost plus 15% for the next two years and Baxter's Fully Loaded Cost plus 30% for the remaining years. The Agreement expires on December 17, 2008.

          License Agreements. Pursuant to four separate sublicense agreements,
          ------------------
Baxter sublicensed to NCI its rights under the following licenses: license from Baxter and Becton, Dickinson & Company ("Becton Dickinson") to certain CD34+ cell population and related antibody and method patents (the "First License"); license from Becton Dickinson to certain B cell antibodies; license from Chiron Therapeutics to certain breast cancer antibodies; and license from Professor Bernd Dorken to certain B Cell antibodies. In addition, pursuant to a royalty assignment and agreement, Baxter assigned to NCI its rights to receive royalties under three sublicenses Baxter had previously granted under the First License.

          Non-Competition and Confidentiality Agreement. Each party agreed not
          ---------------------------------------------
to, directly or indirectly, engage in, render advisory services to an entity that engages in, or be a joint venturer, partner, licensor or shareholder of more than 2% of any entity that engages in, the marketing, sale or distribution of any product that directly competes with certain products of the other. In the case of Baxter's products, such protected products are for use in on-line separation of human blood into its constituents. In the case of the Company's and NCI's products, such protected products are for use in ex vivo cell selection or genetic alteration and/or expansion in combination with such selection. Baxter's non-competition obligations expire on the later of December 17, 2004, one year after the date on which Baxter does not own 10% of NCI's common stock nor has a seat on NCI's board of directors, or the termination of the Marketing, Sales and Distribution Agreement. The Company's obligations expire on the later of December 17, 2004, or one year after the date on which the Company does not have voting control of NCI nor has a seat on NCI's board of directors. NCI's obligations expire on the later of December 17, 2010, or the termination of the Hardware and Disposables Supply Agreement.

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

          January 1999 through June 1999 - Transfers of Ownership and Assets

          In early 1999, the Company and Baxter agreed that it would be in the best interests of both parties to (i) restructure Baxter's ownership interests in the Company and NCI, and (ii) modify certain business arrangements among the Company, NCI and Baxter. In January 1999, the Company and Baxter agreed that the Company would purchase Baxter's interest in NCI (other than Baxter's right to milestone payments), resulting in the Company owning 100% of NCI. In exchange for the common stock, warrant and convertible debentures of NCI then held by Baxter, Baxter received (i) 750,000 shares of Common Stock, (ii) a warrant to purchase an additional 1,300,000 shares of Common Stock at an exercise price of $4.60 per share, (iii) a change in the conversion price of the 70,282 shares of Series A Convertible Preferred Stock then held by Baxter (an increase from 66,304 shares resulting from dividends payable in kind) from $22.00 to $11.00 per share, and (iv) approximately $33,000,000 principal amount of the Company's 6 1/2% convertible subordinated debentures (replacing the $30,000,000 principal amount of NCI's 6 1/2% convertible subordinated debentures, plus accrued interest).

          Following the closing on May 28, 1999 (which occurred after stockholder approval of the transaction at the Company's May 25, 1999 annual meeting of stockholders), NCI became a wholly owned subsidiary of the Company. As of December 31, 2000, Baxter owns approximately 18% of the outstanding Common Stock without giving effect to the possible conversion or exercise by Baxter or others of additional securities they own.

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

          In connection with the asset transfer, the Company and Baxter also entered into a royalty agreement pursuant to which Baxter will receive a royalty of 5% on the Company's net sales of Isolex(R) and related cell therapy products from January 1, 2001 until December 17, 2008. (Baxter was also entitled to a royalty of 5% on the Company's net sales of the foregoing products in excess of $50,000,000 in the year 2000, which did not occur). In addition, Baxter extended a $20,000,000 line of credit to the Company pursuant to a credit agreement, which agreement terminated by its terms without being drawn on, upon the closing of the November 1999 financing described below.

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

          November 1999 - Private Placement Financing

          On November 24, 1999, the Company closed a private placement of its securities to certain institutional investors pursuant to the terms of a securities agreement (the "Securities Agreement"). The private placement consisted of the issuance of (i) 63,000 shares of the Company's newly designated Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), convertible at the option of the holder at any time until November 24, 2006 (at which time the conversion is automatic) into shares of Common Stock at $11.00 per share, subject to anti-dilution adjustment in certain circumstances; (ii) one right per share of Series B Preferred Stock to put such share to Baxter International Inc. ("Baxter International"), an affiliate of Baxter, from November 24, 2002 until November 24, 2004 unless earlier terminated (the "Put Rights"); (iii) warrants to purchase up to 750,000 shares of Common Stock at a purchase price of $12.00 per share, subject to anti-dilution adjustment in certain circumstances, exercisable for five years; and (iv) a class of performance warrants to purchase shares of Common Stock at a purchase price of $.04 per share, subject to anti-dilution adjustment in certain circumstances, exercisable after five years. The number of performance warrants that may be exercised adjust based upon the closing price of the Common Stock at the date of exercise, ranging from zero (if the closing price exceeds $20.00 per share) to 1,500,000 shares (if the closing price is equal to or less than $12.00 per share). Net proceeds to the Company from the private placement were approximately $60,400,000. The Company used a portion of the proceeds to retire all of the approximately $33,900,000 of the Company's convertible debentures held by Baxter, and intends to use the remainder of the proceeds for general corporate purposes.

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

          On December 17, 1999 and 2000, respectively, pursuant to the terms of the Series A Preferred Stock owned by Baxter, the Company issued 4,216 and 4,469 additional shares, respectively, of Series A Preferred Stock to Baxter representing dividends payable in kind.

          On December 21, 2000, the Company entered into a sale-leaseback agreement under which the Company sold certain fixed assets to Baxter that were subsequently leased back to the Company over a three year term. See Note 9 to the Consolidated Financial Statements for a further description of this transaction.

Acquisition of CellPro Assets

          On January 29, 1999, the Company completed the purchase of certain assets of CellPro Incorporated ("CellPro"). Assets purchased included substantially all of CellPro's intellectual property rights, patents, antibodies and related cell banks, and license rights. These assets were acquired in exchange for 470,553 shares of Common Stock with a fair market value of $3,000,000. The fair market value was determined based upon the average closing price of the Common Stock for the 15 business days which ended prior to the closing of $6.36 per share. The transaction was accounted for as an asset purchase.

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

Innovir Laboratories, Inc.

     In June 1998, the Company determined that the operations of its 85% owned subsidiary, Innovir, no longer fit into the Company's long-term business strategy. At that time, the Company had completed its funding commitments to Innovir under its December 31, 1997 agreement, and notified Innovir that no further funding would be provided. Innovir closed its Cambridge, England operations on or about November 30, 1998, and closed its remaining operations, located in Gottingen, Germany and New York, New York, on December 31, 1998. Innovir completed technology sales and license arrangements during 1999 and in 2000 sold its investment in Ribozyme Pharmaceuticals Inc. stock for $3,818,000. Innovir is considering applying these proceeds to the payment of its debt and will continue to seek additional opportunities to out license its remaining technology. Innovir's common stock was delisted from the Nasdaq Small-Cap Market and later from the OTC Bulletin Board and now trades via "pink sheets" maintained by the National Quotation Bureau, LLC.

Patents and Licenses

NCI

     NCI's intellectual property estate includes four general patent families:

          1.   Selection systems;
          2.   Bioreactor and culture systems;
          3.   Reagents for use in selection; and
          4.   Cell culture and cell compositions.

     The selection system encompasses the Isolex(R) Cell Separator and similar instruments. This patent family includes patents and patent applications directed to the basic selection device having two magnets for capturing the paramagnetic beads and patents and applications directed to the specific device configuration. The disposable set for the Isolex(R) 300i Cell Separator incorporates a spinning membrane technology, used for cell washing, in the Company's instruments under terms of its Hardware and Disposables Supply Agreement with Baxter.

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

     Nexell has also completed two worldwide licensing agreements with Diaclone S.A. ("Diaclone") in Besancon, France. The first agreement grants Nexell an exclusive license to Diaclone's CD2 antibody, a marker for human T-cells. The second agreement provides access to six additional antibodies, including CD138, useful for identification of myeloma cells; CD25, a T cell activation marker that may facilitate the removal of alloreactive cells from a stem cell graft prior to transplant; CD56 and CD16, markers for NK (natural killer) cells; CD14, a monocyte marker; and CD4, a marker for T-helper cells.

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

         In 1999, the Patent Office issued two new patents to NCI and allowed one additional patent relating to the infusion of culture derived neutrophil (white blood cells responsible for fighting bacterial infections) precursor cells for the treatment of neutropenia (a common side effect of high dose chemotherapy characterized by a deficiency of neutrophils and an increased susceptibility to infection). Human neutrophil precursor cells are a type of immature blood cell that mature into neutrophils, a major blood cell type involved in fighting bacterial infections. In 2000, three U.S. patents were issued to the Company relating to the composition and clinical use of neutrophil precursors. A U.S. patent extending patent coverage on the Company's peptide release system for cell selection was also issued. These patents complement and extend previously issued U.S. patents on methods and use of these cells. An additional U.S. patent to which Nexell has licensing rights from the National Institutes of Health ("NIH") was also issued. This patent relates to the use of substances that bind a retrovirus and a cell to enhance transduction (uptake and incorporation of retrovirus into cells). A transduction process is a component of many retroviral vector gene therapy procedures.

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

Government Regulation

         The Company has acquired or developed technologies which are intended to lead to commercialization of diagnostic and therapeutic medical products. Some of these products are currently undergoing, or will be required to undergo, a long and costly process for development, manufacture, FDA approval and sale, and may be subject as well to state and foreign regulations.

         In order for drug or biologic products to obtain pre-market approval from the FDA, the Company must conduct pre-clinical studies to generate preliminary information on the product's efficacy and safety. An Investigational New Drug application must then be filed in order to proceed with human clinical trials. These clinical trials, which are done in three phases, normally take three to eight years to complete. If the clinical trials are successful, the Company will file a New Drug Application ("NDA") containing both the pre-clinical and clinical data to receive approval to market the product. This process requires substantial expense, time and effort and there is no guarantee that approval will be granted on a timely basis, if at all.

         Medical devices follow a similar process for approval although the length and difficulty of the process varies with the level of controls that the FDA determines are necessary to insure their safety and effectiveness. Based on these controls, the devices are put into three classes, i.e., Class I, Class II, Class III. Two types of pre-market approval are granted on devices. A 510(K) clearance may be given if the device is deemed to be "substantially" equivalent to a legally marketed Class II device. A Pre-Market Approval ("PMA") application is necessary for Class III, highest risk devices. It requires valid scientific evidence, including clinical trials, to demonstrate the safety and effectiveness of the device and usually requires tests similar to a filing for a drug or biologic product. A 510(K) clearance generally requires 6 months to a year to obtain. For Class II devices, clinical data is collected under an Investigational Device Exemption ("IDE"). Data for successful clinical trials would then be submitted as part of a PMA. Like the NDA, there is no guarantee that approval of the PMA will be granted.

         The Company's principal product, the Isolex(R) 300i was cleared for marketing in Europe in June 1996, in Canada in May 1999 and in the U.S. through the PMA process in July 1999. The Company is conducting clinical studies to pursue new indications for its products and to investigate new products.

Competition

         The biomedical industry is highly competitive. Competition in each of the fields in which the Company is engaged is intense and expected to increase as knowledge and interest in the technology and products being developed by the Company increase. The Company faces competition from biotechnology companies, large pharmaceutical companies, academic institutions, government agencies and public and private research organizations, many of which have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. The Company is similarly subject to substantial competition from pharmaceutical, chemical and biotechnology firms seeking to develop therapeutics for various diseases.

         In general, NCI faces competition from cell processing device companies. Like NCI, there are several product-focused companies attempting to develop turn-key devices for cell processing. Although the sale of CellPro's intellectual property to NCI effectively eliminated CellPro as a competitor in the cell separation market, other competitors or potential competitors remain, including Miltenyi Biotec GmbH, Eligix, Inc., and

Aastrom Biosciences Inc. NCI's competitive position will be determined in part by which cell selection products are ultimately approved for sale by regulatory authorities. See "Government Regulation" above.

Risk Factors

     Following are certain risk factors associated with the Company. These risks and uncertainties are not the only ones present. Others that are currently unknown, or are currently not considered important, may impair the Company's business or the trading price of its securities.

The Company has a history of operating losses and may not be profitable.

     Since commencing its operations in January 1987, through December 31, 2000, the Company has incurred an accumulated deficit of approximately $199,373,000. These losses have resulted principally from costs incurred in research and development of the Isolex(R) system and the Company's cell culture technologies, general and administrative expenses, and the prosecution of patent applications. The Company had no significant operating revenues until 1998. Revenues since 1998 have been principally derived from sales of Isolex(R) devices and related disposables. The Company expects to incur substantial additional losses over the next several years, whether or not it continues to generate revenues, as it continues to develop its products. The Company expects that these additional losses will result primarily from research and development programs, including preclinical and clinical trials, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for its products. The Company cannot predict with any certainty the amount of future losses. The Company's ability to continue to generate revenue and operating income in the future will depend on many factors, including:

     . establishing manufacturing, sales and marketing capabilities for its products internally and through collaborative arrangements;

     . cost and timing of regulatory approvals and commercial sales of its products;

     .    level of competing technologies and market developments;

     .    protection of its patent and other intellectual rights;

     . continued scientific progress in its research and development programs; and

     .    timing and investment in new technologies

     The Company expects to continue to incur net operating losses for the foreseeable future and can give no assurance that it will ever be profitable.

     Failure to obtain and maintain required regulatory approvals would restrict the Company's ability to sell its products and earn revenues.

     The Company's development activities of its technologies are intended to lead to new drugs, biologics and medical devices that must obtain the approval of the FDA before sales may be made in the United States, and the approval of foreign regulators before sales may be made in foreign jurisdictions. The process of obtaining and maintaining regulatory approvals for new drugs, biologics and medical devices is lengthy, expensive and uncertain. The manufacturing, distribution, advertising and marketing of these products are also subject to extensive regulation. If the Company cannot demonstrate the safety, reliability and efficacy of its product candidates, it will not obtain required regulatory approvals and revenues will suffer. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval, withdrawal of marketing clearances or approvals, and criminal prosecution. The FDA also has the authority to request recall, repair, replacement or refund of the cost of any product manufactured or distributed by the Company.

     Even after regulatory approval of a product is granted, that approval may be subject to limitations on the indicated uses for which it may be marketed. In addition, the FDA, other regulatory agencies and governments in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities after regulatory approval is granted. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Further, governmental agencies may establish additional regulations that could prevent or delay regulatory approval of the Company's products.

If the Company does not successfully complete clinical trials, it will not be able to obtain FDA approval and sell its products.

     To be able to market products in the United States, the Company must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of its processes and product candidates, together with the cells produced by such processes in such products, for application in the treatment of humans. The Company has completed pivotal clinical trials to demonstrate the safety and biological activity of patient cells isolated and collected in the Isolex(R) 300i system. The Company plans to conduct additional trials to demonstrate safety and efficacy for new indications and for enhancements to the Isolex(R) 300i. If the Company's clinical trials for new indications or product enhancements to the Isolex(R) 300i, or its other products are not successful, its products may not be marketable.

     The Company's ongoing studies may be delayed or halted for various reasons, including:

     . lack of effectiveness of its products, or the perception by physicians that the products are not effective;

     . failure of patients to enroll in the trials at the rate the Company expects;

     . doubts among physicians and patients regarding the utility of stem cell therapy; and

     .     side effects as a result of the treatment.

     In addition, the FDA and foreign regulatory authorities have substantial discretion in the approval process. The FDA and foreign regulatory authorities may not agree that the Company has demonstrated that its products are safe and effective.

If the licenses the Company depends on are breached or terminated, the Company would lose its right to develop and sell the products covered by the licenses.

         The Company has obtained licenses to third-party technology to conduct parts of its business, including technology supporting critical components of the Isolex(R) system. The Company is the exclusive licensee in the field of therapeutic research to patented technology from Becton Dickinson Company and Johns Hopkins University, which technology relates to stem cell separation and particularly relates to the separation of CD34 blood stem cells. If the licensors breach or terminate this or other licenses, the Company may lose its rights to develop and market the products for the purposes covered by the licenses, including the rights to develop and market the Isolex(R) system. The Company may not be able to obtain additional licenses as may be required for the development of its products on reasonable terms or at all.

If the Company's patent and other intellectual property protection is inadequate, its sales and profits could suffer or competitors could force its products out of the market.

         The Company owns or licenses patents on which its products rely in four general patent families:

         .    selection systems;
         .    bioreactor and culture systems;
         .    reagents for use in selection; and
         .    cell culture and cell compositions.

         Four of the Company's licensed patents relating to CD34 stem cell separation, a critical application of the Isolex(R) system, currently are set to expire in 2004, 2007, 2110 and 2111, respectively. The Company may not be able to extend these or any other patents. Competitors may develop products based upon the same principles as the Company's products, including the Isolex(R) system, and market those products after the Company's patents expire, or may design around the Company's existing patents. If this happens, the Company's sales would suffer and profits could be severely impacted. In addition, patents may be issued to others that prevent the manufacture or sale of the Company's products. The Company may have to license those patents and pay significant fees or royalties to the owners of the patents in order to keep marketing its products. This would cause profits on sales to suffer.

         The Company has filed patent applications with respect to its potential products. These patent applications and others that may be filed by the Company may not issue. The scope of any patent that issues may not be sufficient to protect the Company's technology. The laws of foreign jurisdictions in which the Company sells and intends to sell its products may not protect the Company's rights to the same extent as the laws of the United States.

         In addition to patent protection, the Company also relies on trade secrets, proprietary know-how and technology advances. The Company enters into confidentiality agreements with its employees and others, but these agreements may not be effective in protecting proprietary information. Others may independently develop substantially equivalent proprietary information or obtain access to the Company's know-how.

If the Company does not keep pace with technological and market changes, its products may become obsolete and the Company's business may suffer.

         The market for the Company's products is very competitive and is subject to rapid technological changes. Competitors may have developed, or could in the future develop, new technologies that compete with the Company's products or even render its products obsolete. Numerous investigators are working in the fields for which the Company's products are intended for use. Given the unpredictable nature of medical research and clinical development, studies have been and will continue to be published that are not supportive of the intended uses of the Company's products. Even if the Company is able to demonstrate improved or equivalent results of its products compared to existing products, practitioners may not switch to the Company's new products. Given the experience and expertise associated with traditional cancer treatment methods, if the Company cannot develop its cell selection procedure to lead to a less expensive and quicker recovery time than seen with alternative treatment methods, it will suffer a competitive disadvantage. Researchers are continually learning more about cancer that may lead to new technologies to treat the disease. To the extent that others develop new technologies that address cancer treatment, the Company's business will suffer.

The market for the Company's products will depend on acceptance by physicians and patients.

         Market acceptance and demand for the Company's products will depend largely on acceptance by physicians and patients of the products as safe and effective treatments and on the pricing of alternative products. The Company's technologies or product candidates may not be accepted by the marketplace as readily as competing or alternative processes or methodologies. Sales of the Company's products have generated growing but modest revenues to date. The Isolex(R) 300i cell selection system has been approved for marketing in the United States. This is the only one of our stem cell selection products that has received such approval. The Company cannot assure that any of its products will gain any significant degree of market acceptance in the United States or internationally among physicians, hospital personnel, other health care providers and third-party payers, even if reimbursement and necessary regulatory approvals are obtained. The Company believes that the commercial success of its products will depend on such acceptance. Acceptance will also depend upon the Company's ability to train physicians, hospital personnel and other health care providers to use the Isolex(R) system and its other products, and the willingness of such individuals to learn to use these products. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on the Company's business, financial condition and results of operations.

The success of sales of the Company's products may depend upon reimbursements by third-party payers.

         In the United States, physicians, hospitals and other health care providers that perform medical services generally rely on third-party payers, such as government and private health insurance plans and health maintenance organizations, to reimburse all or part of the cost associated with the treatment of patients. The Company's ability to successfully commercialize its product candidates will also depend on the extent to which these third party payers will pay for the products and related treatments. Reimbursement by third party payers depends on factors such as the payers' determination that use of the products is safe and effective, medically necessary and not experimental or investigational, appropriate for the patient and cost-effective. At present, most third-party payers will reimburse for stem cell transplantation based on fixed case rates. Many payers, however, still consider stem cell selection to be experimental and investigational and have not included reimbursement for the selection process in those case rates. A number of transplant centers in the United States have in fact succeeded in negotiating higher case rates to include reimbursement for the stem cell selection process, but there can be no assurance that most or all of the Company's customers will have such success in the United States or foreign jurisdictions. Accordingly, reimbursement in the United States or foreign jurisdictions may not be available or maintained for the Isolex(R) system or any of the Company's product candidates.

         If third party payers do not approve the Company's products for reimbursement, sales will suffer as transplant centers and patients opt for competing products or alternative treatments. If the Company does not obtain approvals for adequate third-party reimbursements, it may not be able to establish or maintain price levels sufficient to realize an appropriate return on its investment in product development. Any limits on reimbursement available from third-party payers may reduce the demand for, or negatively affect the price of, the Company's products.

The Company has limited experience with manufacturing and depends on third parties, who may not perform, manufacture, or distribute its products outside the United States, Canada and Western Europe.

         The Company has no in-house manufacturing capability and relies exclusively on Baxter for the manufacture of its Isolex(R) and MaxSep(R) products, as well as the supplies associated with these products. The Company also contracts with Dynal Biotech, a Norwegian reagent company, for the supply of paramagnetic beads for use in cell selection. The Company contracts with other companies for supply of monoclonal antibodies, reagents and/or plastics. The Company relies on Baxter affiliates and other companies for the distribution and servicing of its products outside of the United States, Canada and Western Europe. If third parties do not successfully carry out their contractual duties or meet expected deadlines, or if the Company's supply of certain components or other materials is limited or interrupted, it would not be able to conduct clinical trials or market its product candidates on a timely and cost-competitive basis, if at all. The Company's revenues may suffer as a consequence. The Company may not be able to maintain favorable agreements with these parties and may not be able to locate acceptable contractors, or enter into favorable agreements with them, to replace existing contractors or to manufacture and distribute new products. If third party agreements terminate at a critical time, the Company may not have manufacturing or distribution capabilities to meet demand for its products.

         To be successful, the Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. Manufacturing facilities of the Company's products are subject to Good Manufacturing Practices ("GMP") regulations, international quality standards and other regulatory requirements. Failure by the Company's contractors to maintain their facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Given the Company's limited sales and marketing experience, it may not be able to develop effective methods to sell and market its products.

         Until late 1999, the Company relied on Baxter for sales and marketing of its products. The Company has established internal sales and marketing capabilities and is now primarily responsible for sales and marketing of its products. The Company's internal capabilities are inexperienced and may not be effective. If the Company is not able to develop an effective sales and marketing organization, it will have to arrange for such activities to be performed by contracted third parties. The Company may not be able to enter into favorable agreements with such third parties, if at all. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

Intellectual property litigation could harm the Company's business.

         The Company's success will depend in part on its ability to develop commercially viable products without infringing the proprietary rights of others. Litigation, which is very expensive, may be necessary to enforce or defend the Company's patents or proprietary rights and may not end favorably for the Company.

         On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and

AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of whom have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. The parties are currently engaged in pretrial discovery and a trial is expected sometime in 2001. Miltenyi Biotec GmbH of Germany is contesting whether jurisdiction is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for summary judgment of non-infringement of the patents. The Company has opposed this motion and has itself moved for summary judgment of infringement of the patents. A decision on these cross motions is expected in Spring 2001.

Public attitudes towards cell therapy may negatively affect regulatory approval or public perception of the Company's products.

         The commercial success of the Company's product candidates will depend in part on public acceptance of the use of cell therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that cell therapy is unsafe, and cell therapy may not gain the acceptance of the public or the medical community. Adverse effects in the field of cell therapy that have occurred or may occur in the future also may result in greater governmental regulation of the Company's product candidates and potential regulatory delays relating to the testing or approval of its product candidates.

The ethical, legal and social implications of the Company's research using stem cells could prevent it from developing or gaining acceptance for commercially viable products in this area.

         The Company's research programs may involve the use of human stem cells that would be derived from human tissue. The use of certain human stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that the Company's research related to human stem cells becomes the subject of adverse commentary or publicity, the market price for its common stock could be significantly harmed.

The Company faces certain risks associated with international sales of its products.

         A number of risks are inherent in international operations and transactions. International sales and operations may be limited or disrupted by the imposition of government controls, export license requirements, political instability, trade restrictions, changes in tariffs and difficulties in staffing, coordinating and managing international operations. Additionally, the Company's business, financial condition and results of operations may be adversely affected by fluctuations in international currency exchange rates as well as constraints on the Company's ability to maintain or increase prices. The international nature of the Company's business subjects it and its representatives, agents and distributors to laws and regulations of the foreign jurisdictions in which they operate or in which the Company's products are sold. The regulation of medical devices and cellular products in a number of such jurisdictions, particularly in the European Union, continues to develop. The Company cannot assure that new laws or regulations, or new interpretations of existing laws and regulations, will not have a material adverse effect on its business, financial condition and results of operations. In addition, the laws of certain foreign countries do not protect the Company's intellectual property rights to the same extent as do the laws of the United States. The Company may not be able to successfully further commercialize its current products or successfully commercialize any future products in any international market.

The Company may not successfully compete in the biotechnology industry.

         The Company competes with biotechnology companies, pharmaceutical companies, academic institutions, government agencies and public and private research organizations. Many of these entities have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company's programs focus. Many of the Company's competitors possess substantially greater research and development, financial, technical, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. The Company is aware of existing products that compete with its products and other products in development that may compete with its products. If the Company cannot successfully compete with existing or new products, its marketing and sales will suffer and it may not ever be profitable.

If the Company needs additional financing and cannot obtain it, product development and sales may be limited.

         The Company may need to change its plans for development of its proposed products to address difficulties with clinical studies or for sales of its existing products to accommodate market demands. If that occurs, the Company may need to spend more funds than currently anticipated. The Company may not be able to obtain additional funds on commercially reasonable terms or at all. If adequate funds are not available, the Company may be required to delay or terminate research and development programs, curtail capital expenditures, reduce business development and other operating activities or to obtain financing on terms not favorable to it.

If the Company does not attract and retain key management, consultants and scientific personnel, its business may suffer.

         The Company is highly dependent on its current management, consultants and scientific personnel. The Company's success will largely depend upon its ability to retain its current key personnel and consultants and to attract and retain new highly qualified personnel. Expertise in the field of ex vivo cell research and cellular therapy is not generally available in the market, and competition for qualified consultants, management and scientific personnel is intense. The Company may not be successful in retaining existing or hiring new key consultants and personnel, which may have an adverse effect on it.

The Company may not have adequate insurance and may have substantial exposure to payment of product liability claims.

         The Company faces an inherent business risk of exposure to product liability claims in the event that the use of its products during research and development efforts, including clinical trials, or after commercialization results in adverse effects. As a result, the Company may incur significant product liability exposure, which could exceed existing product liability insurance coverage. The Company may not be able to maintain its product liability insurance at an acceptable cost, if at all. If claims or losses exceed its liability insurance coverage, the Company's financial condition would be adversely affected.

The Company's stock price and warrant price could be volatile and could decline.

     The market prices for securities of biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies' operating performances. The Company's stock price could decline suddenly due to factors such as the following:

     .    results of clinical trials;

     . the amount of its cash resources and ability to obtain additional funding;

     .    timing of regulatory approvals and changes in government regulation;

     .    fluctuations in operating results;

     . announcements by the Company or others of technological innovations or new products;

     .    failure to meet estimates or expectations of securities analysts;

     .    rate of product acceptance;

     .    developments in or disputes over patent or other proprietary rights;

     . public concern as to the safety of products developed by the Company or by others;

     .    changes in recommendations by securities analysts, if any; and

     .    general market conditions.

     Any of these events may cause the price of the Company's shares to fall, which may adversely affect its business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's shares, regardless of its operating performance or prospects. For example, during the year ended December 31, 2000, the price of the Company's common stock has fluctuated from a low of $2.69 to a high of $60.50, and the price of its publicly traded warrants has fluctuated from a low of $.6875 to a high of $13.875.

Outstanding shares of convertible preferred stock and warrants could cause substantial dilution.

     As of December 31, 2000, the Company's outstanding convertible preferred stock and warrants included:

     . 78,967 shares of Series A Cumulative Convertible Preferred Stock, convertible into 7,178,818 shares of common stock at a conversion price of $11.00 per share;

     . 63,000 shares of Series B Cumulative Convertible Preferred Stock, convertible into 5,727,272 shares of common stock at a conversion price of $11.00 per share;

     . Class B Warrants to purchase 750,000 shares of common stock for a price of $12.00 per share;

     . warrants to purchase 1,300,000 shares of common stock for a price of $4.60 per share; and

     . warrants to purchase 361,130 shares of common stock for a price of $5.40 per share.

         If holders of the preferred stock and warrants listed above converted or exercised all of their shares as of December 31, 2000, the holders would receive approximately 17,549,000 shares of common stock (representing approximately 46% of the Company's outstanding shares on a fully diluted basis, including approximately 2,232,000 shares of common stock upon the exercise of stock options outstanding as of December 31, 2000). Investors in the Company's common stock or warrants could experience substantial dilution of their investment upon conversion of the preferred stock or exercise of the warrants or upon issuance of Common Stock to Acqua Wellington North American Equities Fund, Ltd. described below. The Company's outstanding equity securities also include Class A Warrants to purchase up to 1,500,000 shares of common stock for a price of $.04 per share, which are not exercisable, if at all, until November 24, 2004.

         In addition, unlike common stock, certain of these securities provide for anti dilution protection in the event, among other things, of certain issuances of common stock, or derivative securities convertible into or exercisable for common stock, below certain prices. If one or more of these events occur, the conversion or exercise price of the derivative securities would decrease and the number of shares of common stock that may be acquired upon conversion or exercise would increase. Furthermore, reference is made to the Company's January 2001 transaction with Acqua Wellington North American Equities Fund, Ltd. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

Future sales of shares may depress the price of the Company's common stock.

         If shareholders sell a substantial number of shares of the Company's common stock in the public market, or investors perceive that these sales might occur, the market price of the Company's common stock could decrease. Such a decrease could make it difficult for the Company to raise capital by selling stock or to pay for acquisitions using stock. To the extent outstanding options or warrants are exercised or additional shares of capital stock are issued, investors purchasing the Company's common stock or securities convertible into common stock may incur additional dilution. The Company's employees hold a significant number of options to purchase shares, many of which are presently exercisable. Employees may exercise their options and sell shares shortly after such options become exercisable, particularly if they need to raise funds to pay for the exercise of such options or to satisfy tax liabilities that they may incur in connection with exercising their options.

If common shareholders do not receive dividends, common shareholders must rely on stock appreciation for any return on their investment.

         The Company has never declared or paid cash dividends on any of its common stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying cash dividends in the future on its common stock. As a result, only appreciation of the price of the publicly-traded warrants and/or common stock will provide a return to investors who purchase or acquire the Company's publicly-traded securities.

Employees

         Nexell had 105 full-time employees at December 31, 2000. The Company believes that relations with its employees are satisfactory.

Consultants

          The Company is dependent on third parties for significant aspects of its research and development operations. In certain cases, consultants are used to perform or supervise such activities. Consultants have been retained to assist in interpretation of FDA and international regulations and to monitor human clinical trials. The Company also retains financial consultants.

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

Executive Officers of the Company

          The following is a list of current executive officers of the Company and of individuals who may be deemed to be executive officers of the Company.

       Name                          Age    Position
       ----                          ---    --------
       Richard L. Dunning            55     Chairman of the Board
       William A. Albright, Jr.      43     Chief Executive Officer, President, Chief Financial
                                            Officer and Treasurer
       Dennis E. Van Epps, Ph.D.     54     Vice President, Research and Development, NCI
       Amy Ross, Ph.D.               47     Vice President, Scientific Operations, NCI
       David J. Hirsch               47     Vice President, Global Sales & Marketing, NCI
       Michel L. E. Bergh, Ph.D.     49     Vice President, Business Development, NCI

____________________________

         RICHARD L. DUNNING was elected Chairman of the Board of Directors in May 1999 and was Chief Executive Officer of the Company from April 1996 until March 1, 2001. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Pharmaceuticals Company) from 1991-1995. Mr. Dunning also serves as a director of Epoch Pharmaceuticals, Inc., Endorex Corp. and Progenitor Cell Therapies, Inc.

         WILLIAM A. ALBRIGHT, JR. was appointed President and Chief Operating Officer of the Company in July 2000 and on March 1, 2001 he became Chief Executive Officer and relinquished his position as Chief Operating Officer. Mr. Albright joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in May 1999. Prior to joining the Company he was a consultant to the healthcare industry. From 1996 to 1998, he was Chief Financial Officer of LocalMed, Inc., a venture-stage medical device company developing products for interventional cardiology. From 1994 to 1996, he was Chief Financial Officer of Connetics Corp., a biopharmaceutical company. He joined Connetics as the third employee and helped build the organization from the venture-backed spin-off of Genentech Inc. into a freestanding publicly traded company. Earlier in his career he held senior positions within the medical device group of Eli Lilly and Company.

         DENNIS E. VAN EPPS, Ph.D. joined NCI as Vice President of Research and Development in January 1998. He is responsible for leading research efforts for the Company, doing technology assessment and developing Company strategy. Prior to joining NCI, he was Vice President of Research for Baxter Healthcare Immunotherapy Division from 1993 to December 1997.

         AMY ROSS, Ph.D. joined NCI as Vice President Diagnostics in December 1998 and in July 2000 was named Vice President, Scientific Operations. Prior to joining NCI, she was Senior Director of Diagnostic Applications at CellPro, Inc. from 1995 where she established CellPro's MRDx Diagnostics clinical laboratory.

         DAVID J. HIRSCH joined NCI as Vice President, Global Sales and Administration in April 1999. In July 2000, he was appointed to the position of Vice President, Global Sales and Marketing. He has extensive executive and management experience in the healthcare industry, having previously served as General Manager, GFI Pharmaceutical Services, Inc. from 1997, Vice President and Chief Operating Officer of the Cancer Therapy and Research Center Research Foundation from 1995, Director, Sales Operations and Planning at Boehringer Mannheim Pharmaceuticals, and as Director, Sales Operations and other sales management positions at Schering-Plough, Inc.

         MICHEL L.E. BERGH, Ph.D. has served as Vice President, Business Development of the Company since September 1999. Prior to joining the Company, he served as Vice President, Business Development of LocalMed, Inc., a manufacturer of medical devices for interventional cardiology. Previously, he held executive positions in business development and research at Shaman Pharmaceuticals, Schering-Plough, Inc. and Genzyme Corporation.


ITEM 2. PROPERTIES.

         The Company currently occupies a building at 9 Parker, Irvine, California consisting of approximately 59,600 square feet. This facility is under a lease which provides for a current monthly rental of $45,155 plus real estate taxes and operating costs. The current term expires November 30, 2004 with two five-year renewal options.

         The Company occupied 2,343 square feet of office space at 2751 Centerville Road, Suite 210, Wilmington, Delaware under a lease at a monthly rental of $4,588. The Company terminated this lease in 2000 as the result of the decision to relocate its corporate headquarters to Irvine, California.

         The Company also occupies 377 square meters (approximately 4,058 square feet) of office space at I. Meyskensstraat 224, B-1780 Wemmel, Belgium, under a lease with a monthly rental of 168,333 BEF (approximately $4,000). The lease expires on July 1, 2008 with options to terminate the lease in 2005 or 2008 with six months notice.

ITEM 3. LEGAL PROCEEDINGS.

     On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of whom have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. The parties are currently engaged in pretrial discovery and a trial is expected sometime in 2001. Miltenyi Biotec GmbH of Germany is contesting whether jurisdiction is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for summary judgment of non-infringement of the patents. The Company has opposed this motion and has itself moved for summary judgment of infringement of the patents. A decision on these cross motions is expected in Spring 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not Applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Price of Common Stock

     The Common Stock and the Common Stock Subscription Warrants are currently traded on The Nasdaq Stock Market National Market System under the symbols NEXL and NEXLW, respectively. The following table sets forth for the Common Stock the high and low sales prices for each calendar quarter from January 1, 1999 through December 31, 2000. All amounts have been retroactively adjusted for the Company's one-for-four reverse stock split which was effected on June 15, 2000.

          1999                          High                       Low
          ----                          ----                       ---
          First Quarter                $ 7.64                     $ 4.00
          Second Quarter                 9.76                       4.12
          Third Quarter                  8.76                       5.52
          Fourth Quarter                 6.24                       4.12

          2000
          ----
          First Quarter                $60.50                     $ 4.75
          Second Quarter                23.13                      10.50
          Third Quarter                 15.50                       7.53
          Fourth Quarter                 8.44                       2.69

     On February 28, 2001, there were 1,196 shareholders of record of the Common Stock.

     The Company has not paid a cash dividend and does not anticipate the payment of cash dividends on Common Stock in the foreseeable future. The holders of the Company's Series A Cumulative Convertible Preferred Stock and the holders of the Company's Series B Cumulative Convertible Preferred Stock are entitled to annual stock dividends and semi-annual cash dividends, respectively. Cash dividends of $1,880,000 were paid in 2000 to holders of the Company's Series B Cumulative Convertible Preferred Stock. In addition, the terms of the Company's Amended and Restated Certificate of Incorporation applicable to its Series B Cumulative Convertible Preferred Stock limit the ability of the Company to pay dividends on Common Stock.

Recent Sales of Unregistered Securities

         Not applicable.

ITEM 6.   SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Data:

                                                                              Year Ended December 31,
                                                                              -----------------------
                                           ----------------------------------------------------------------------------------------
                                                 2000               1999               1998               1997               1996
                                                 ----               ----               ----               ----               ----
Revenue                                     $ 18,180,000      $  14,961,000      $  13,443,000      $   5,002,000                --
Cost of goods sold                            11,369,000          9,617,000          8,166,000      $   4,630,000                --
                                            ------------      -------------      -------------      -------------      ------------
Gross profit                                   6,811,000          5,344,000          5,277,000            372,000                --

 Operating expenses:
   Research and development                   15,177,000         18,858,000         24,427,000         14,507,000         2,950,000
   Purchased research and
     development                                      --                 --                 --         39,862,000        14,484,000
   General and administrative                 11,492,000          9,903,000         10,221,000          7,215,000         4,300,000
   Selling, marketing and distribution         8,567,000          7,768,000          3,625,000             61,000                --
   Goodwill and intangible asset
     amortization                              4,067,000          3,781,000          3,602,000            412,000                --
   Restructuring costs                                --            502,000          2,625,000                 --                --
                                            ------------      -------------      -------------      -------------      ------------

Total operating expenses                      39,303,000         40,812,000         44,500,000         62,057,000        21,734,000
                                            ------------      -------------      -------------      -------------      ------------

Operating loss                               (32,492,000)       (35,468,000)       (39,223,000)       (61,685,000)      (21,734,000)

Other (income) expense:
Royalty and licensing (income) expense            22,000           (855,000)          (176,000)           150,000           100,000
Interest income                               (1,217,000)        (1,069,000)        (2,972,000)        (2,216,000)       (1,792,000)
Interest expense                                   8,000          1,903,000          2,036,000            196,000           329,000
Gain on sale of equity investments            (3,231,000)                --                 --                 --                --
Contract settlement                                   --                 --            900,000                 --                --
Minority interest in net loss of
   consolidated subsidiaries                          --                 --         (4,161,000)        (3,474,000)         (116,000)
Other, net                                        21,000            226,000            113,000           (142,000)         (395,000)
                                            ------------      -------------      -------------      -------------      ------------
Total other (income) expenses                 (4,397,000)           205,000         (4,260,000)        (5,486,000)       (1,874,000)

Net loss                                     (28,095,000)       (35,673,000)       (34,963,000)       (56,199,000)      (19,860,000)
                                            ------------      -------------      -------------      -------------      ------------

Preferred stock dividends                     (6,371,000)        (4,418,000)        (3,988,000)          (166,000)               --
                                            ------------      -------------      -------------      -------------      ------------

Net loss applicable to common stock         $(34,466,000)     $ (40,091,000)     $ (38,951,000)     $ (56,365,000)     $(19,860,000)
                                            ============      =============      =============      =============      ============

Basic and diluted loss per share            $      (1.84)     $       (2.24)     $       (2.32)     $       (4.07)     $      (2.02)
                                            ============      =============      =============      =============      ============
Weighted average number of shares of
common stock outstanding                      18,761,000         17,861,000         16,821,000         13,864,000         9,850,000
                                            ============      =============      =============      =============      ============

The share and loss per share data has been restated to retroactively reflect the one-for-four reverse stock split in June 2000 (see Note 3 to the Consolidated Financial Statements).

Consolidated Balance Sheets Data:

                                               2000                1999             1998             1997                1996
                                               ----                ----             ----             ----                ----
Working capital                            $  16,891,000    $  28,831,000    $  32,017,000       $  61,354,000        $ 44,848,000
Total assets                                  75,455,000       93,839,000       89,344,000         121,947,000          51,692,000
Total liabilities                             14,015,000       10,625,000       40,529,000          34,239,000             301,000
Minority interest in subsidiary                       --               --               --           4,161,000           2,381,000
Accumulated deficit                         (199,373,000)    (169,398,000)    (133,533,000)        (98,570,000)        (42,371,000)
Shareholders' equity                          61,440,000       83,214,000       48,815,000          83,547,000          46,210,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Years Ended December 31, 2000 and 1999

          Net sales in fiscal 2000 increased to $18,180,000 from $14,961,000 in fiscal 1999, an increase of $3,219,000 or 22%. This increase was the result of several factors. There were also factors that negatively impacted net sales in 2000. Both these positive and negative factors are summarized as follows:

          . changes in the Company's Marketing, Sales and Distribution Agreement ("Distribution Agreement") with Baxter in the last half of 1999

          . regulatory approval of the Isolex 300i in the United States in July 1999

          .   sales force issues

          .   marketplace factors

          .   foreign currency impacts

          As more fully described in the discussion of the Years Ended December 31, 1999 and 1998 below, through June 1999, Baxter had exclusive worldwide distribution rights for NCI's products and, therefore sales for the six months ended June 30, 1999 represented sales made to Baxter. See Item 1 - "Relationship with Baxter Healthcare Corporation" regarding termination of the Distribution Agreement in 1999. In 1999, sales were decreased by $4,359,000 as a result of non-recurring charges to repurchase unsold inventory from Baxter as a result of the termination of the Distribution Agreement. In addition, sales were increased in 2000 as a result of the United States approval of the Isolex 300I system in July 1999.

          The termination of the Distribution Agreement and subsequent turnover of the European sales force resulted in a significant rebuilding of the European sales function which was not completed until the second quarter of 2000. Similarly, the training of a United States sales force following approval of the Isolex 300i system was not completed until the end of the first quarter of 2000. Both of these factors negatively impacted 2000 net sales.

          In the Spring of 2000, an apparent decrease in the total number of new Investigational Device Exemptions (IDE's), in the Company's view affected customer use of the Company's products in research protocols. Management believes this adversely impacted associated sales of its approved kit and disposable products. Also in the Spring of 1999, data presented from non-NCI studies indicated that high dose chemotherapy showed no significant benefit versus conventional therapy for the treatment of breast cancer, which significantly reduced the selection market in this field of use.

          As a result of the restructuring of the Distribution Agreement, beginning in December 1999 the Company made direct sales to European customers. Prior to that time, all sales had been made to Baxter for global distribution in United States dollars. Sales subsequent to December 1999 were negatively impacted by the declining value of the Euro in relation to the United States dollar throughout 2000.

     The gross profit in fiscal 2000 increased to $6,811,000 from $5,344,000, an increase of $1,467,000 or 27%. The gross profit percentage in 2000 was 37% versus 36% in 1999. The increase in the gross profit percentage relates to costs recorded in 1999 related to the impact of changes in the Distribution Agreement, spreading substantially fixed overhead costs over a large sales base and changes in sales mix.

     Research and development expenses decreased $3,681,000 or 20% from $18,858,000 in 1999 to $15,177,000 in 2000. The decrease resulted from the wind-down of former Innovir activities and reduced new product development costs after the initial approval of the Isolex 300i.

     General and administrative expenses increased $1,589,000 or 16% to $11,492,000 in 2000 from $9,903,000 in 1999. This increase was primarily due to one-time charges related to separation agreements with former employees, including certain officers, as a result of which the Company incurred charges for severance and acceleration of stock option vesting; the creation of a European headquarters upon completion of the restructuring of the Distribution Agreement; and increased headcount and related costs to support the July 1999 launch of the Isolex system. These were partially offset by reductions in headcount in October 2000 consistent with the Company's recently completed strategic planning.

     Selling, marketing and distribution expenses increased to $8,567,000 in 2000 from $7,768,000 in 1999, an increase of $799,000 or 10%. The increase relates to 1) the ramp up of marketing efforts for the U.S. launch of the Isolex
(R) 300 and Isolex(R) 300i, which received final approval from the FDA in July 1999, and 2) the assumption of the direct sales and distribution responsibilities from Baxter related to the restructuring of the Distribution Agreement on June 30, 1999, including creation of a European headquarters with a fully staffed sales and marketing function.

     Goodwill and intangible asset amortization increased by $286,000 or 8% to $4,067,000 in 2000 from $3,781,000 in 1999. This was the result of the acquisition of certain assets of CellPro Incorporated in January 1999, the acquisition of Baxter's minority interest in NCI in May 1999 and the acquisition of several antibody licenses in 1999 and 2000.

     Other income was $4,397,000 in 2000 while other expense of $205,000 was incurred in 1999. Significant factors in this change are discussed below.

     Net royalty and licensing expense was $22,000 in 2000 while net royalty and licensing income of $855,000 was realized in 1999. This change was primarily related to the sale and licensing of certain Innovir assets to Ribozyme Pharmaceuticals Inc. ("RPI") and Amgen, Inc. in 1999.

     Interest income increased from $1,069,000 in 1999 to $1,217,000 in 2000 due to improved performance in the Company's mutual fund in which it invests the majority of its excess cash and improved cash management.

     Interest expense decreased from $1,903,000 in 1999 to $8,000 in 2000 as a result of the repayment of approximately $34,000,000 in convertible debentures from the proceeds of the Company's private placement financing that was completed in November 1999.

     The gain on sale of equity investment of $3,231,000 in 2000 was a result of the sale of the Company's investment in RPI common stock in August 2000.

     The foregoing resulted in a net loss of $28,095,000 for fiscal 2000, a decreased loss of $7,578,000 or 21% from the 1999 net loss of $35,673,000. The net loss applicable to common stock likewise declined by $5,625,000 or 14% from $40,091,000 in 1999 to $34,466,000 in 2000.

Years Ended December 31, 1999 and 1998

     Net sales in fiscal 1999 increased to $14,961,000 from $13,443,000 in fiscal 1998, an increase of $1,518,000 or 11%. The increase reflected the launch of the Isolex (R) 300i in the U.S. following FDA approval on July 2, 1999, offset by charges to repurchase $4,359,000 of inventory from Baxter in 1999 related to the termination of the Distribution Agreement. Through June 1999, Baxter had exclusive worldwide distribution rights for NCI's products and, therefore, all 1998 sales and sales for the six months ended June 30, 1999 represented sales made to Baxter. The Distribution Agreement specified that products were sold to Baxter at the current global suggested retail price ("SRP") (independently established by the Company) less a predetermined distributor margin of 30%. The term of the Distribution Agreement was originally for eleven (11) years with provisions to extend or terminate upon mutual agreement and allowed for annual adjustments to the pricing structure. However, any price increases were limited to actual increases in the fully loaded product cost and the increase in the U.S. Consumer Price Index from the prior year. The effect of such future increases in product cost on gross margins was minimal as the SRP was also tied to the fully loaded cost increases. The Distribution Agreement provided for an increased distributor margin based on the extent to which Baxter was able to meet or exceed agreed upon sales projections contained in the Distribution Agreement for that year. See Item 1 - "Relationship with Baxter Healthcare Corporation" regarding termination of the Distribution Agreement in 1999.

     In 1999 and 1998, the Company sold to Baxter $8,032,000 and $13,443,000, respectively, of products, including reagent kits, disposables, Cryocyte, Lifecell and other products. Products were sold to Baxter at SRP less the predetermined distributor margin of 30%.

     The gross profit in fiscal 1999 increased to $5,344,000 from $5,277,000, an increase of $67,000 or 1%. The gross profit percentage in 1999 was 36% versus 39% in 1998. The decline in the gross profit percentage related to costs recorded as a result of the restructuring of the Distribution Agreement in 1999 that were not included in Nexell results in 1998.

     Research and development expenses decreased $5,569,000 or 23% from $24,427,000 in 1998 to $18,858,000 in 1999. The decrease resulted primarily from changes made in late 1998 to discontinue all Innovir operations and related research and development activities and scaling back research programs within the Company for development programs other than Hypericin and VM301. The remaining research and development spending was primarily related to the cell therapy business. Approximately $17,600,000 of the research and development spending in 1999 related to the cell therapy business as compared to approximately $16,100,000 in 1998.

     General and administrative expenses decreased $318,000 or 3% to $9,903,000 in 1999 from $10,221,000 in 1998. This decrease was primarily due to the closing of Innovir operations and the relocation of the Company's headquarters to Irvine, California. This was partially offset by the creation of a European headquarters upon completion of the restructuring of the Distribution Agreement.

     Goodwill and intangible asset amortization of $3,781,000 and $3,602,000 in 1999 and 1998, respectively, primarily related to the acquisition of NCI from Baxter.

     Selling, marketing and distribution expenses increased to $7,768,000 in 1999 from $3,625,000 in 1998, an increase of $4,143,000 or 114%. The increase relates to 1) the ramp up of marketing efforts for the U.S. launch of the Isolex
(R) 300 and Isolex(R) 300i, which received final approval from the FDA on July 2, 1999, and 2) the assumption of the direct sales and distribution responsibilities from Baxter related to the restructuring of the Distribution Agreement on June 30, 1999.

     Restructuring costs of $502,000 recorded in 1999 relate to the relocation of the corporate headquarters as described above. The 1998 restructuring costs of $2,625,000 relate to the closure of the Innovir operations. In 1998, the Company had discontinued funding its 85% owned subsidiary, Innovir, and in order to reduce operating expenses, Innovir closed all operations. All employees were terminated and fixed assets of the closed facilities were sold.

     The Company recorded net losses of $157,000, $9,862,000 and $10,049,000 in 1999, 1998 and 1997, respectively, related to the operations of Innovir. The remaining termination payments of $381,000 were accrued as of December 31, 1998 and paid in 1999.

     Net royalty and licensing income increased $679,000 to $855,000 in 1999 from 1998 primarily related to the sale and licensing of certain Innovir assets to RPI and Amgen, Inc.

     Interest income decreased from $2,972,000 in 1998 to $1,069,000 in 1999 due to a lower average cash and cash equivalents balance in 1999 primarily as a result of cash used in operations of $27,851,000.

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

Liquidity and Capital Resources

     The Company had $12,119,000 in cash and cash equivalents as of December 31, 2000 as compared to $28,695,000 as of December 31, 1999 and $33,091,000 as of
December 31, 1998. Working capital was $16,891,000 at December 31, 2000 as compared to $28,831,000 at December 31, 1999. The $16,576,000 decrease in cash and cash equivalents in 2000 resulted from cash used in the operations of the Company of $24,077,000 partially offset by cash provided by investing activities of $2,951,000 and cash provided by financing activities of $4,716,000. The $11,940,000 decrease in working capital principally resulted from the decrease in cash partially offset by a $1,682,000 increase in other current assets and a $2,200,000 increase in short-term marketable securities.

     Net cash used in operations was $24,077,000 in 2000 compared to $27,851,000 in 1999 and $23,263,000 in 1998. Operating cash used decreased in 2000 as compared to 1999 primarily as a result of the decrease in net loss, an increase in non-cash compensation and a reduction in the amount of the increase in trade accounts receivable. These cash flow increases were partially offset by a decrease in accrued interest on long-term debt, an increase in the gain on sale of equity investments, an increase in the receivable from related party and decreases in accounts payable and accrued expenses and in the accounts payable to related party. Operating cash used increased in 1999 as compared to 1998 primarily due to increases in trade accounts receivable, inventory and other current assets and other assets.

     Net cash provided by investing activities was $2,951,000 in 2000 compared to cash used in investing activities of $3,172,000 in 1999 and $1,128,000 in 1998. Proceeds from sale of short-term marketable securities were $3,818,000 in 2000, which was partially offset by capital expenditures of $1,040,000. Use of cash in investing activities in 1999 and 1998 were primarily related to purchases of equipment of $3,323,000 and $1,128,000, respectively.

     Net cash provided by financing activities was $4,716,000 in 2000 compared to $26,632,000 in 1999 and cash used of $386,000 in 1998. Cash provided by financing activities in 2000 consisted of proceeds from issuance of common stock in connection with option and warrant exercises and from the sale of equipment subject to leaseback partially offset by the payment of preferred stock dividends. Cash provided by financing activities in 1999 consisted primarily of net proceeds from the sale of preferred stock partially offset by the repayment of long term debt. Cash used in financing activities in 1998 consisted of capital lease payments.

     Cash dividends are payable on the Company's Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,900,000 per year (see Note 10 to the Consolidated Financial Statements for a description of the Series B Preferred Stock).

     The Company, in the ordinary course of business, routinely explores possible business transactions that may lead to an acquisition. In general, in order to conserve cash the Company's preference is to use its stock as consideration for any potential acquisition or similar corporate transaction.

     In January 2001, the Company entered into a Common Stock Purchase Agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") pursuant to which it may, from time to time and at the Company's sole discretion, beginning in January 2001 and ending November 2002, present Acqua Wellington with draw down notices constituting an offer to purchase its Common Stock over an agreed to number of consecutive trading days. Acqua Wellington will be required to purchase a pro rata portion of shares on each day during the trading period on which the daily weighted average price of the Common Stock exceeds a threshold price determined by the Company and set forth in the draw down notice. In addition, the Company may, at its sole discretion, grant Acqua Wellington an option to purchase additional shares during such trading period. The aggregate amount Acqua Wellington will be required to invest during any draw down period will depend on the threshold price established by the Company for the draw down period. Acqua Wellington may, at its sole discretion, elect not to purchase shares if the threshold price is set at less than $3.00 per share. The aggregate amount to be invested by Acqua Wellington under terms of this agreement is up to a maximum of $23 million in addition to a $2 million draw down, representing 749,063 shares of the Company's common stock, executed on the date of the agreement. From January 2001 through March 29, 2001, the Company sold an additional 1,091,552 shares of its Common Stock for $2,000,000 under this agreement.

     The Common Stock Purchase Agreement that the Company has entered into with Acqua Wellington provides that Acqua Wellington may purchase shares of Common Stock at a discount of up to 11.0%, to be determined based on the Company's market capitalization at the start of the draw-down period. Additionally, the Company may, at its sole discretion, offer discounts in excess of this amount and on March 28, 2001 did sell 444,444 shares at a discount of 22.5% from the volume weighted average share price for March 26, 2001 which was established as the draw down pricing period. As a result, the Company's existing common stockholders will experience immediate dilution upon the purchase of any shares of the Company's Common Stock by Acqua Wellington.

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, the Company's management believes that the current balance of cash and cash equivalents combined with assets held that may be readily liquidated, its ability to adjust spending based on results of operations and market conditions and potential funds available under the financing arrangement with Acqua Wellington is sufficient to fund its operations through at least fiscal 2001. Thereafter, the Company may require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all.

New & Proposed Accounting Standards

     In June 1998, Statement of Financial Accounting Standards No. 133 - "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133) was issued, as amended, and is effective for all periods of fiscal years beginning after June 15, 2000. In June 2000, Statement of Financial Accounting Standards No. 138-"Accounting for Certain Derivative Instruments and Certain Hedging Activities an amendment of SFAS No. 133" was issued. SFAS No. 133 as amended by SFAS No. 138 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 as amended requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that implementation of SFAS No. 133 as amended will have no material impact on its financial statements.

     In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company became effective during the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's adoption of SAB No. 101 had no material impact on the Company's financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          See Index to Financial Statements on page F-1.

          Financial Statement Schedule:
               Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999, and 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          Not Applicable.


                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information required in response to this item is incorporated by reference to the 2001 Proxy Statement. See also "Executive Officers of the Company" hereinabove.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in response to this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this item is incorporated by reference to the 2001 Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this item is incorporated by reference to the 2001 Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)  Lists.

     1.  See Index to Financial Statements on page F-1.

     2.  See Item 8 regarding financial statement schedules.

     3.  Exhibits.



    Exhibit     Description
                -----------
    Number
    ------
    2.4 Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and NCI
                (1)

    2.5 Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (2)

    2.6 Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (3)

    3.1 The Company's Amended and Restated Certificate of Incorporation as amended to date (24)

    3.2         The Company's Amended and Restated By-Laws as amended to date
                (25)

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

    Exhibit     Description
                -----------
    Number
    ------


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

    10.13 Stock Option Agreement dated August 7, 1995 between the Company and Lindsay A. Rosenwald, M.D. (7)*

    10.14 Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose, M.D. (7)*

    10.15 Stock Option Agreement dated November 17, 1995 between the Company and Donald G. Drapkin (7)*

    10.16 The Company's 1996 Non-Employee Director Restricted Stock Award Plan (7)*

    10.18 Research Agreement dated as of March 7, 1997 among the Company, The Trustees of Columbia University in the City of New York and Vimrx Genomics, Inc. (8)

    10.19 The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as amended to date (26)*

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

    Exhibit     Description
                -----------
    Number
    ------


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

    Exhibit     Description
                -----------
    Number
    ------

    10.51 Put Agreement dated as of November 24, 1999 between the Company and Baxter International, Inc. (3)

    10.52 Voting Agreement dated December 17, 1997 among Baxter, the Company and certain other parties (27)

    10.53 Registration Rights Agreement dated December 17, 1997 between Baxter and the Company (27)

    10.54 Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Joseph A. Mollica (27)*

    10.55 Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Richard L. Casey (27)*

    10.56 Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Richard C. Piazza (27)*

    10.57 Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Victor W. Schmitt (27)*

    10.58 Non-Incentive Stock Option Agreement dated November 9, 1999 between the Company and Victor W. Schmitt (27)*

    10.59 Stock Option Agreement dated March 12, 1996 between the Company and Donald G. Drapkin (27)*

    10.60 Amendment dated May 25, 1999 to Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric
                A. Rose, M.D. (27)*

    10.61 Amendment dated May 25, 1999 to Stock Option Agreement dated November 17, 1995 between the Company and Donald G. Drapkin
                (27)*

    10.62 Form of Indemnification Agreement between the Company and Members of the Board of Directors (27)

    10.63 Amendment dated November 30, 1999 to Asset Transfer Agreement dated June 30, 1999, among the Company, NCI and Baxter (27)

    10.64       Distribution Agreement with Takara Shuzo Co., Ltd. (28)

    10.65       Co-Development Agreement with Takara Shuzo Co., Ltd. (28)

    10.66 Letter Agreement between L. William McIntosh and the Company dated August 10, 2000 (29)*

    10.67 Sale-leaseback agreement between Baxter Healthcare Corp. and the Company dated December 21, 2000

    10.68 Non-Incentive Stock Option Agreement dated February 18, 2000 between the Company and Dennis E. Van Epps*

    10.69 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and William A. Albright, Jr.*

    Exhibit     Description
                -----------
    Number
    ------

    10.70 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and Michel L. E. Bergh*

    10.71 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and Richard L. Dunning*

    10.72 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and David J. Hirsch*

    10.73 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and Amy Ross*

    10.74 Non-Incentive Stock Option Agreement dated July 3, 2000 between the Company and Dennis E. Van Epps*

    10.75 Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and David J. Hirsch*

    10.76 Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Daniel Levitt*

    10.77 Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Amy Ross*

    10.78 Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Richard L. Casey*

    10.79 Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Joseph A. Mollica*

    10.80 Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and C. Richard Piazza*

    10.81 Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Eric A. Rose*

    10.82 Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Victor W. Schmitt*

    10.83 1998 Non-Incentive Stock Option Plan of the Company for Directors, Employees and Consultants of Nexell of California, Inc., as amended to date*

    10.84 Common Stock Purchase Agreement dated January 9, 2001, between Acqua Wellington North American Equities Fund, Ltd. and the Company (30)

    21          List of Subsidiaries (27)

    23(a)       Consent of KPMG LLP


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

(21) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998 and incorporated herein by reference thereto.

(22) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999 and incorporated herein by reference thereto.

(23) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999 and incorporated herein by reference thereto.

(24) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.

(25) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.

(26) Filed as Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.

(27) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference thereto.

(28) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.

(29) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference thereto.

(30) Filed as Exhibit 10.1 to the Company's Post Effective Amendment No. 1 to its registration statement on Form S-3 filed with the Commission on January 10, 2001 (Registration Number 333-51440), and incorporated herein by reference thereto.

(b)   Reports on Form 8-K.

      None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Nexell Therapeutics Inc.

                            By: /s/ Richard L. Dunning
                                ---------------------------------------
                                    Richard L. Dunning
                                    Chairman of the Board

Dated:  March 29, 2001


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


             Signature                                     Title                                      Date
             ---------                                     -----                                      ----
/s/  Richard L. Dunning                       Chairman of the Board                             March 29, 2001
------------------------------------
Richard L. Dunning

/s/  William A. Albright, Jr.                 Director, Chief Executive Officer, President,     March 29, 2001
------------------------------------
William A. Albright, Jr.                      Chief Financial Officer and Treasurer
                                              (Principal Executive, Financial and Accounting
                                              Officer)


/s/ Daniel Levitt, M.D., Ph.D                 Director                                          March 29, 2001
------------------------------------
Daniel Levitt, M.D., Ph.D.


/s/  Victor W. Schmitt                        Director                                          March 29, 2001
------------------------------------
Victor W. Schmitt

/s/  Eric A. Rose, M.D.                       Director                                          March 29, 2001
------------------------------------
Eric A. Rose, M.D.


/s/  Richard L. Casey                         Director                                          March 29, 2001
--------------------------------------------
Richard L. Casey

/s/  Joseph A. Mollica                        Director                                          March 29, 2001
--------------------------------------------
Joseph A. Mollica

/s/  C. Richard Piazza                        Director                                          March 29, 2001
--------------------------------------------
C. Richard Piazza

                         Index to Financial Statements

Consolidated Financial Statements

Independent Auditors' Report                                               F-2

Consolidated Balance Sheets at December 31, 2000 and 1999                  F-3

Consolidated Statements of Operations for the years ended
December 31, 2000, 1999 and 1998                                           F-4

Consolidated Statements of Changes in Shareholders' Equity for
the years ended December 31, 2000, 1999 and 1998                    F-5 to F-6

Consolidated Statements of Cash Flows for the years ended
December 31, 2000, 1999 and 1998                                    F-7 to F-8

Notes to Consolidated Financial Statements                         F-9 to F-34

[LOGO OF KPMG]

            Plaza Tower
            600 Anton Boulevard, Suite 700
            Costa Mesa, CA 92626



                         INDEPENDENT AUDITORS' REPORT


The Board of Directors
Nexell Therapeutics Inc.:

       We have audited the accompanying consolidated balance sheets of Nexell Therapeutics Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexell Therapeutics Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

February 9, 2001


[GRAPHIC]

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Balance Sheets

===============================================================================================================================
                                                                                                        December 31,
                                                                                    -------------------------------------------
Assets                                                                                         2000                   1999
-------------------------------------------------------------------------------------------------------------------------------
Current assets:
     Cash and cash equivalents                                                          $   12,119,000           $  28,695,000
     Trade receivables net of allowance for doubtful accounts of
        $37,000 and $26,000 in 2000 and 1999, respectively                                   2,940,000               2,033,000
     Receivables from related party                                                          1,576,000               1,248,000
     Inventory                                                                               3,831,000               4,409,000
     Short term marketable securities                                                        3,000,000                 800,000
     Other current assets                                                                    3,953,000               2,271,000
-------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                        27,419,000              39,456,000
-------------------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                                            8,164,000              10,932,000
Intangible assets, net                                                                      39,372,000              43,191,000
Other assets                                                                                   500,000                 260,000
-------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                            $   75,455,000           $  93,839,000
-------------------------------------------------------------------------------------------------------------------------------

Liabilities
-------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
     Accounts payable                                                                   $    3,812,000           $   3,194,000
     Accounts payable due to related party                                                   2,821,000               4,279,000
     Accrued expenses                                                                        2,807,000               3,152,000
     Capital leases-current portion                                                            638,000                      --
     Deferred revenue-current portion                                                          450,000                      --
-------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                   10,528,000              10,625,000

Capital lease obligation-non current portion                                                 1,912,000                      --

Deferred revenue-non current portion                                                         1,575,000                      --

Total liabilities                                                                           14,015,000              10,625,000
-------------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies and other matters (notes 8 and 14)                                    --                      --

Shareholders' equity:
     Convertible preferred stock; $.001 par value, 1,150,000 shares authorized
           Series A; 78,967 and 74,498 issued and outstanding at                                   100                     100
             December 31, 2000 and 1999, respectively (liquidation
             value $79,162,000 and $74,685,000)
           Series B; 63,000 issued and outstanding at December 31,                                 100                     100
             2000 and 1999 (liquidation value $63,194,000 and
             $63,192,000)
           Common stock; $.001 par value, 80,000,000 and 160,000,000                            19,000                  18,000
             shares authorized at December 31, 2000 and 1999,
             respectively, 19,084,894 and 18,178,737 shares issued and
             outstanding at December 31, 2000 and 1999, respectively
     Additional paid-in capital                                                            258,188,800             252,796,800
     Unearned compensation                                                                          --                (198,000)
     Accumulated other comprehensive income (loss)                                           2,605,000                  (5,000)
     Accumulated deficit                                                                  (199,373,000)           (169,398,000)
-------------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                  61,440,000              83,214,000
-------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                              $   75,455,000           $  93,839,000
-------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statement of Operations


                                                                                           Years Ended December 31,
                                                                           ---------------------------------------------------------
                                                                                 2000                 1999                1998
------------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                        $  18,180,000        $ 14,961,000        $13,443,000

Cost of goods sold                                                                11,369,000           9,617,000          8,166,000
------------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                       6,811,000           5,344,000          5,277,000

Operating expenses:
  Research and development                                                        15,177,000          18,858,000         24,427,000
  General and administrative                                                      11,492,000           9,903,000         10,221,000
  Selling, marketing and distribution                                              8,567,000           7,768,000          3,625,000
  Goodwill and intangible amortization                                             4,067,000           3,781,000          3,602,000
  Restructuring costs                                                                     --             502,000          2,625,000
------------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                       $  39,303,000        $ 40,812,000       $ 44,500,000
------------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                   (32,492,000)        (35,468,000)       (39,223,000)

Other (income) expenses:
  Royalty and licensing (income) expense                                              22,000            (855,000)          (176,000)
  Interest income                                                                 (1,217,000)         (1,069,000)        (2,972,000)
  Interest expense                                                                     8,000           1,903,000          2,036,000
  Gain on sale of equity investment                                               (3,231,000)                 --                 --
  Contract settlement                                                                     --                  --            900,000
  Minority interest in net loss of consolidated subsidiaries                              --                  --         (4,161,000)
  Other, net                                                                          21,000             226,000            113,000
------------------------------------------------------------------------------------------------------------------------------------
Total other (income) expenses                                                  $  (4,397,000)       $    205,000       $ (4,260,000)
------------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                         (28,095,000)        (35,673,000)       (34,963,000)

Preferred stock dividends                                                         (6,371,000)         (4,418,000)        (3,988,000)
------------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                            $ (34,466,000)       $(40,091,000)      $(38,951,000)
------------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                               $       (1.84)       $      (2.24)      $      (2.32)
------------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding                  $  18,761,000        $ 17,861,000       $ 16,821,000
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

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholder's Equity

                                                       Series A           Series B                                    Additional
                                                    Preferred Stock    Preferred Stock           Common Stock           paid-in
                                                                                           ------------------------
                                                   Shares    Amount    Shares   Amount       Shares         Amount      capital
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997 as previously          66,304     $100          -       -       66,898,726     $67,000    $182,538,900
     reported

One-for-four reverse stock split (note 3)                                   -       -      (50,174,045)    (50,000)         50,000
----------------------------------------------------------------------------------------------------------------------------------
Balance -- December 31, 1997, as adjusted          66,304     $100          -       -       16,724,681     $17,000    $182,588,900


Issuance of shares in connection with
  acquisition of Immunotherapy                          -        -          -       -            1,030           -               -
Exercise of special options                             -        -          -       -          231,835           -               -
Amortization of options                                 -        -          -       -                -           -               -
Preferred dividends                                 3,978        -          -       -                -           -               -
Net loss                                                -        -          -       -                -           -               -
Translation adjustment                                  -        -          -       -                -           -               -
Comprehensive loss
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                        70,282     $100          -       -       16,957,546     $17,000    $182,588,900

Issuance of shares in connection with
  exercise of underwriter options                       -        -          -       -          120,285           -         922,000
Issuance of Series B shares in connection               -        -          -       -
  with private placement, net of issuance                                   -       -                -           -
  costs of $2,577,000                                                  63,000     100                                   60,422,900
Preferred dividends                                 4,216        -          -       -                -           -               -
Issuance of shares in connection with
  acquisition of CellPro                                -        -          -       -          470,553           -       3,000,000
Retirement of CellPro shares                            -        -          -       -         (156,850)          -        (628,000)
Issuance of shares in connection with
  exchange in interest in subsidiary                    -        -          -       -          750,000       1,000       6,281,000
Issuance of shares in exchange for certain
  Innovir preferred shares                              -        -          -       -           17,500           -         153,000
Non-cash exercise of options                            -        -          -       -           19,703           -         (24,000)
Amortization of options                                 -        -          -       -                -           -               -
Option repricing                                        -        -          -       -                -           -          81,000
Net loss                                                -        -          -       -                -           -               -
Translation adjustment                                  -        -          -       -                -           -               -
Comprehensive loss
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                        74,498     $100     63,000    $100       18,178,737     $18,000    $252,796,800

Exercise of options                                     -        -          -       -          600,042       1,000       2,706,000
Exercise of warrants                                    -        -          -       -          306,115           -       1,339,000
Preferred dividends                                 4,469        -          -       -                -           -               -
Amortization of options                                 -        -          -       -                -           -         (16,000)
Option repricing and changes in terms                   -        -          -       -                -           -       1,363,000
Net loss                                                -        -          -       -                -           -               -
Translation adjustment                                  -        -          -       -                -           -               -
Adjustment to market of equity investment               -        -          -       -                -           -               -
Comprehensive loss
----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                        78,967     $100     63,000    $100       19,084,894     $19,000    $258,188,800

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

Consolidated Statement of Changes in Shareholder's Equity

                                              Unearned        Accumulated Other     Accumulated                      Comprehensive
                                            Compensation    Comprehensive Income      Deficit             Total           Loss
                                                                   (Loss)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1997 as                $(449,000)       $  (40,000)          $ (98,570,000)     $ 83,547,000
previously reported

One-for-four reverse stock split
------------------------------------------------------------------------------------------------------------------------------------
Balance -- December 31, 1997, as              $(449,000)       $  (40,000)          $ (98,570,000)     $ 83,547,000
adjusted


Issuance of shares in connection with
   acquisition of Immunotherapy                       -                 -                       -                 -
Exercise of special options                           -                 -                       -                 -
Amortization of options                         171,000                 -                       -           171,000
Preferred dividends                                   -                 -                       -                 -
Net loss                                              -                 -             (34,963,000)      (34,963,000)    (34,963,000)
Translation adjustment                                -            60,000                       -            60,000          60,000
                                                                                                                             ------
Comprehensive loss                                                                                                     $(34,903,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1998                   $(278,000)       $   20,000           $(133,533,000)     $ 48,815,000

Issuance of shares in connection with
   exercise of underwriter options                    -                 -                       -           922,000
Issuance of  Series B shares in
   connection with private placement,                 -                 -                       -
   net of issuance costs of $2,577,000                                                                   60,423,000
Preferred dividends                                   -                 -                (192,000)         (192,000)
Issuance of shares in connection with
   acquisition of CellPro                             -                 -                       -         3,000,000
Retirement of CellPro shares                          -                 -                       -          (628,000)
Issuance of shares in connection with
   exchange in interest in subsidiary                 -                 -                       -         6,282,000
Issuance of shares in exchange for
   certain Innovir preferred shares                   -                 -                       -           153,000
Non-cash exercise of options                          -                 -                       -           (24,000)
Amortization of options                         161,000                 -                       -           161,000
Option repricing                                (81,000)                -                       -                 -
Net loss                                              -                 -             (35,673,000)      (35,673,000)    (35,673,000)
Translation adjustment                                -           (25,000)                      -           (25,000)        (25,000)
                                                                                                                            -------
Comprehensive loss                                                                                                     $(35,698,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                   $(198,000)       $   (5,000)          $(169,398,000)     $ 83,214,000

Exercise of options                                   -                 -                       -         2,707,000
Exercise of warrants                                  -                 -                       -         1,339,000
Preferred dividends                                   -                 -              (1,880,000)       (1,880,000)
Amortization of options                         198,000                 -                       -           182,000
Option repricing and changes in terms                 -                 -                       -         1,363,000
Net loss                                              -                 -             (28,095,000)      (28,095,000)    (28,095,000)
Translation adjustment                                -          (241,000)                      -          (241,000)       (241,000)
Adjustment to market of equity investment             -         2,851,000                       -         2,851,000       2,851,000
                                                                                                                          ---------
Comprehensive loss                                                                                                     $(25,485,000)
------------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                   $       -        $2,605,000           $(199,373,000)     $ 61,440,000

NEXELL THERAPEUTICS INC. and Subsidiaries

Consolidated Statement of Cash Flow

------------------------------------------------------------------------------------------------------------------------------------
                                                                                      Years Ended December 31,
                                                                  ------------------------------------------------------------------
                                                                         2000                  1999                   1998
------------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net loss                                                                $ (28,095,000)          $(35,673,000)          $(34,963,000)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           7,683,000              6,999,000              6,610,000
    Noncash compensation                                                    1,545,000                161,000                171,000
    Accrued interest on long-term debt                                             --              1,901,000              1,956,000
    Loss from disposal of equipment                                            20,000                163,000                     --
    Deferred revenue                                                         (225,000)                    --                     --
    Gain on sale of equity investments                                     (3,231,000)                    --                     --
    Closure of facilities and related costs                                   100,000                112,000              2,265,000
    Minority interest in net loss                                                  --                     --             (4,161,000)
    Changes in operating assets and liabilities
     Increase in trade accounts receivable                                   (907,000)            (2,033,000)                    --
     (Increase) decrease in inventory                                         578,000             (2,020,000)              (162,000)
     (Increase) decrease in other current assets and other
       assets                                                              (2,273,000)            (2,448,000)             1,129,000
     (Increase) decrease in receivable from related party                    (328,000)             2,945,000              1,147,000
     Increase in accounts payable and accrued expenses                        264,000              1,485,000                766,000
     Increase (decrease) in accounts payable to related party              (1,458,000)               557,000              1,979,000
     Increase in deferred revenue                                           2,250,000                     --                     --
------------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                   $ (24,077,000)          $(27,851,000)          $(23,263,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of equipment                                                  (1,040,000)            (3,323,000)            (1,128,000)
   Proceeds from sale of equipment                                            173,000                151,000                     --
   Proceeds from sale of short-term marketable securities                   3,818,000                     --                     --
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                     $   2,951,000           $ (3,172,000)            (1,128,000)
------------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
   Proceeds from sales of preferred stock, net                                     --             60,423,000                     --
   Proceeds from issuance of common stock in connection with
     the exercise of warrants/options                                       4,046,000                922,000                     --
   Purchase/retirement of common stock                                             --               (628,000)                    --
   Repayment of long-term debt                                                     --            (34,029,000)                    --
   Proceeds from sale of equipment subject to leaseback                     2,550,000                     --                     --
   Dividends on preferred stock                                            (1,880,000)                    --                     --
   Repayment of capital leases                                                     --                (56,000)              (386,000)
------------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                     $   4,716,000           $ 26,632,000           $   (386,000)
------------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                      (166,000)                (5,000)                38,000

Net decrease in cash and cash equivalents                                 (16,576,000)            (4,396,000)           (24,739,000)

Cash and cash equivalents at beginning of period                           28,695,000             33,091,000             57,830,000
------------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                              $  12,119,000           $ 28,695,000           $ 33,091,000
------------------------------------------------------------------------------------------------------------------------------------
Supplemental disclosures:
   Cash paid for interest                                                          --           $  3,934,000           $     79,000
   Cash paid for taxes                                                  $      24,000                     --                     --
------------------------------------------------------------------------------------------------------------------------------------

NEXELL THERAPEUTICS INC. and Subsidiaries

Consolidated Statements of Cash Flow

Non cash investing and financing activities:

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

In December 2000, 1999 and 1998, the Company issued 4,469, 4,216 and 3,978 shares, respectively, of Series A Preferred Stock as in-kind dividends. The Company accrued $4,481,000 in Series A Preferred Stock dividends and $1,890,000 in Series B Preferred Stock dividends in 2000, $3,331,000 in Series A Preferred Stock dividends and $191,000 in Series B Preferred Stock dividends in 1999 and $3,331,000 in Series A Preferred Stock dividends and zero in Series B Preferred Stock dividends in 1998.

During 2000, the Company recognized net unrealized gains on securities held for investment of $2,851,000, which are included as a component of comprehensive loss.

In December 2000, the Company entered into an agreement to sell certain equipment to Baxter Healthcare Corporation. This equipment, with a value of $2,550,000, was subsequently leased back to the Company under a three-year lease that has been accounted for as a capital lease.

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

(1)  The Business

     Operations

          Nexell Therapeutics Inc. ("Nexell" or the "Company") is an Irvine, California-based biotechnology company. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI"), is developing products utilizing cell selection technology in cell therapy for cancer and other life-threatening diseases. NCI is a leader in cell selection technology and currently sells cell selection products in Europe, the United States and Canada.

(2)  Summary of Significant Accounting Policies

     Basis of Presentation

          The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has sustained operating losses and negative cash flows from operations since inception; however, management believes that existing cash and cash equivalents and other liquid assets, its ability to adjust spending based on results of operations and market conditions and potential funds availability under its equity financing arrangement with Aqua Wellington North American Equities Fund, Ltd. will enable the Company to continue to operate for the foreseeable future.

     Consolidation

          The accompanying consolidated financial statements include the accounts of Nexell, NCI and its subsidiaries, Vimrx Genomics, Inc., Innovir Laboratories, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

     Foreign Currency Translation

          The financial position and results of operations of the Company's foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments resulting from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in shareholders' equity. Gains and losses resulting from foreign currency transactions included in the Company's results of operations were not material in any of the periods presented.

     Cash and Cash Equivalents

          Cash and cash equivalents of $12,119,000 and $28,695,000 at December 31, 2000 and 1999, respectively, consist of money market deposits, bank deposits and a mutual fund that invests in short duration bonds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     equivalents. The Company holds no collateral for these financial instruments. Cash and cash equivalents subject the Company to concentrations of credit risk.

     Inventories

          Inventories, which consist only of finished goods, are stated at the lower of cost or market determined under the FIFO method.

     Fixed Assets

          Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost.

          Equipment is depreciated on a straight-line basis over its estimated useful lives that range from 3 to 15 years. Leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the asset. The cost and related accumulated depreciation or amortization of assets retired or sold are removed from the respective accounts and any gain or loss is recognized in operations.

          Expenditures for maintenance and repairs that do not materially extend the useful lives of the assets are charged to operations as incurred.

     Intangible Assets

          Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is being amortized on a straight-line basis over 12.5 years. Other intangibles primarily consist of patents, trademarks, license agreements and the estimated fair value of the workforce acquired in the 1997 acquisition of NCI. Such intangibles are being amortized on a straight-line basis over periods from 4 to 15 years.

          In 1998, when management determined that Innovir's operations would be shut down and the employment of the workforce would be discontinued, the remaining value of the related goodwill, $517,000, was charged to expense.

     Other Assets

          Other assets consist of security deposits which will be recovered upon termination of the related leases, prepaid VAT deposits and a long-term prepaid royalty.

     Revenue Recognition

          The Company recognizes revenue from the sale of instruments, biologicals, reagents and related products at the time such products are shipped from the finished goods warehouse. Upon shipment, title and risk of loss transfers to the customer and the earnings process is considered complete. Except for warrantied defects, sales of the Company's products are not subject to right of return. The Company recognizes revenue from a long-term technology and distribution agreement over the life of the agreement.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

     Stock Based Compensation

          The Company accounts for stock-based compensation arrangements with employees using the intrinsic-value method pursuant to Accounting Principles Board Opinion No. 25 (APB No. 25) Accounting For Stock Issued To Employees, and related interpretations. Accordingly, no accounting recognition is given to stock options issued to employees that are granted at fair market value until they are exercised. Under the provisions of FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25", issued in March 2000 and which the Company has adopted, changes in vesting schedules, exercise prices and number of shares awarded result in revaluing options at the date of the change by a charge to compensation expense. Pro forma net loss and net loss per share are presented in note 11 as if the fair value method had been applied.

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

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

          Stock options and warrants, excluding Class A performance warrants (see note 10), to purchase 4,643,061, 4,960,209, and 2,871,856 shares of common stock were outstanding at December 31, 2000, 1999 and 1998, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

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

     Fair Value of Financial Instruments

          Financial instruments include receivables, accounts payable and investments. The carrying amount of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a current transaction for that carrying amount.

     Comprehensive Loss

          Comprehensive loss consists of net loss, net unrealized gains on securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive income (loss) is included as a component of shareholders' equity.

                                       2000            1999             1998
                                   ------------    ------------    ------------

     Net loss                      $(28,095,000)   $(35,673,000)   $(34,963,000)
     Net unrealized gain
       in investment securities       2,851,000              --              --
     Translation adjustment            (241,000)        (25,000)         60,000
                                   ------------    ------------    ------------
     Total comprehensive loss      ($25,485,000)   ($35,698,000)   $(34,903,000)
                                   ============    ============    ============

          The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income (loss) was $(246,000), $(5,000), and $20,000 at December 31, 2000, 1999 and 1998, respectively.

           No income tax expense or benefit was allocated to the net unrealized gain in investments or to the foreign currency translation adjustments recorded in 2000, 1999 and 1998, respectively, due to the Company's significant net operating loss tax carryforwards.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     Use of Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities as well as the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ from those estimates.

     New and Proposed Accounting Standards

          Statement of Financial Accounting Standards No. 133 -" Accounting for Derivative Instruments and Hedging Activities" , as amended, is effective January 1, 2001 and requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company believes that implementation of SFAS No. 133 as amended will have no material impact on its financial statements.

          In December 1999, the United States Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", as amended, which for the Company became effective during the fiscal quarter beginning October 1, 2000. SAB No. 101 summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company adoption of SAB No. 101 had no material impact on the Company's financial statements.

          In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25". Under the provisions of this Interpretation, which the Company has adopted, changes in vesting schedules, exercise prices and number of shares awarded result in revaluing options at the date of the change by a charge to compensation expense. Adoption of this guidance resulted in $1,408,000 being recognized as compensation expense in 2000 as a result of the accelerated vesting of certain options after the July 1, 2000 adoption date.

     Reclassifications

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)  Reverse Stock Split

          At the June 14, 2000 annual meeting of stockholders, the stockholders approved, and on June 15, 2000 the Company effected, a one-for-four reverse stock split of the Company's outstanding common stock. An amount equal to the par value of the common shares exchanged as a result of this reverse stock split was transferred from common stock to additional paid in capital. This transfer has been reflected in the Consolidated Statement of Changes in Shareholder's Equity at December 31, 1997. All prior period common share and per share information presented in the Consolidated Financial Statements and notes thereto have been adjusted to give retroactive effect to the reverse stock split.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

(4)  Acquisitions

     Acquisition of 80.5% of the Immunotherapy Division of the Biotech Business Group of Baxter Healthcare Corporation

          On December 17, 1997, the Company completed its acquisition of the intellectual property and intangible assets, other than trademarks, of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter, for 2,750,000 shares of the Company's Common Stock and 66,304 shares of the Company's Series A Preferred Stock; and the transfer of such intangible assets to a newly organized subsidiary, NCI, in exchange for 80.5% of NCI's common stock. Concurrently, NCI acquired the tangible assets, business, trademarks and certain obligations of the Division in exchange for the payment to Baxter of 19.5% of NCI's common stock and a warrant entitling Baxter to purchase an additional 6% of NCI's common stock for $6,000,000. In addition, the Company purchased $10,000,000 principal amount of NCI's 6.5% convertible subordinated debentures for $10,000,000 and Baxter purchased $30,000,000 principal amount of such debentures for $30,000,000. The Company's debentures eliminate on consolidation. The acquisition was accounted for as a purchase.

          The fair values of the 2,750,000 shares of the Company's Common Stock, the 66,304 shares of the Company's Series A Preferred Stock and the warrant to purchase an additional 6% of NCI's common stock were $23,696,000, $66,304,000 and $2,100,000, respectively, as of the closing date of December 17, 1997.

          In addition, the Company entered into a series of agreements pursuant to which Baxter agreed to (i) perform manufacturing services; (ii) supply certain products and components; (iii) have the exclusive rights to distribute certain of the products and instruments which it sold to NCI;
     (iv) provide engineering and product development services and certain transitional services for NCI; (v) sublicense certain technology to NCI; and (vi) comply with a noncompetition and confidentiality agreement. In connection with the product development agreement, the Company may pay up to $21,000,000 to Baxter as and when certain product development and regulatory approvals are achieved. The $21,000,000 represents the maximum potential amount that could be paid by the Company when, and if, certain FDA and European regulatory approvals are obtained and is not related to the provision of services by Baxter. As the amount of the contingent consideration, if any, was not determinable nor was the achievement of the approvals considered probable at the date of acquisition, it was excluded from the determination of the cost of the acquisition. Upon obtaining the respective regulatory approval, the Company will record a liability for the related contingent consideration and an increase to goodwill to be amortized over the remaining estimated useful life of the originally recorded goodwill of 12.5 years.

          Baxter provides manufacturing services to the Company on an ongoing basis with respect to NCI's products at cost, and marketing services are provided at a certain margin.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     Acquisition of Minority Interest in NCI

          In May 1999, Nexell acquired the minority interest of Baxter in the Company's principal business unit and then 80.5% subsidiary, NCI. NCI is now a wholly owned subsidiary of Nexell. Baxter retained its right to certain milestone payments from NCI.

          Baxter's 19.5% interest in NCI (consisting of common stock, warrants and convertible subordinated debentures), was exchanged for:

          .    750,000 shares of common stock;

          . An adjustment of the conversion price of the 70,282 outstanding shares of the Company's Series A Preferred Stock owned by Baxter from $22.00 per share to $11.00 per share, which Series A Preferred Stock was convertible as of June 17, 1999 into approximately 6,394,000 shares of common stock, subject to adjustment for stock splits and combinations, certain dividends and distributions and reclassification, exchange or substitution;

          . A warrant expiring May 27, 2006 to purchase 1,300,000 shares of common stock at a price of $4.60 per share, subject to adjustment from time to time in the event of cash dividends, stock dividends, stock subdivision, stock splits, stock combinations or reverse stock splits; and

          . Approximately $33,000,000 principal amount of 6 l/2% Convertible Subordinated Debentures ("Debentures") (replacing the $30,000,000 principal amount of NCI's 6 l/2% convertible subordinated debentures plus accrued interest through the closing date of the acquisition) convertible, commencing November 30, 2002, into common stock at a conversion price equal to 95% of the average of the closing prices of the common stock on the NASDAQ Stock Market for the 30 consecutive trading days preceding the date of conversion. The Debentures bore interest at 6 l/2% per annum and were due November 30, 2004. Interest was to accrue until November 30, 2002, and, together with one-third of the outstanding principal, was to be payable annually commencing November 30, 2002. Approximately $22,000,000 in principal amount of Debentures was to be convertible into common stock commencing November 30, 2002 at the discretion of Baxter, and approximately $11,000,000 in principal amount of Debentures was to be convertible only with permission of the Company. The Debentures were retired in November 1999 in connection with the Company's private placement financing (see note 10).

          As a result of the May 1999 transaction, the Company recorded approximately $6,282,000 in additional goodwill which is equal to the fair market value of the common stock issued. Such goodwill is being amortized over twelve years.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     Acquisition of CellPro Assets

          On January 29, 1999, the Company completed the purchase of certain assets of CellPro Incorporated ("CellPro"). Assets purchased included substantially all of CellPro's intellectual property rights, patents, antibodies and related cell banks, and license rights. These assets were acquired in exchange for 470,553 shares of common stock with a fair market value of $3,000,000. The fair market value was determined based upon the average closing price of the Common Stock for the 15 business days which ended prior to the closing, or $6.36 per share. The transaction was accounted for as an asset purchase and the purchase price was allocated to patents and licenses.

          In March 1999, the Company repurchased from CellPro and retired 156,851 shares of Common Stock in exchange for a cash payment of $628,000

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

          Fixed assets of the closed facilities, consisting mainly of laboratory equipment, were sold. Approximately zero and $100,000 of fixed assets held for sale were included in fixed assets, net, on the accompanying consolidated balance sheets as of December 31, 2000 and 1999. The fixed asset impairment charge was determined as the difference between the net book value of the assets and the estimated net proceeds from sale.

          The Company relocated its corporate headquarters in early 1999. In conjunction with the closure of the former headquarters in Wilmington, Delaware in 1999, the Company recorded a restructuring charge of $502,000 comprised of $390,000 in severance related costs and a fixed asset impairment charge of $112,000. Due to the office closure, the Company decided to dispose of substantially all of the existing office furniture and fixtures. Based upon an independent third-party appraisal of the furniture and fixtures, the Company recorded a charge of approximately $112,000 at the time such assets were removed from service to reduce the assets' carrying amount to the estimated fair value of $25,000. All such assets were sold in 1999.

          In addition, eight employees were terminated as a result of the restructuring and move of the Company's headquarters. The employees were notified in January 1999 of their pending termination and the termination benefits they were to receive. All severance related payments of $390,000 were made prior to December 31, 1999.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

(6)  Research Contracts and Other Agreements

          In the normal course of business, the Company is party to various research contracts, collaborative agreements, employment agreements, and other commitments. Significant contracts and agreements are described below.

     Research Agreements with Columbia University

          In November 1998, the Company entered into an agreement with Columbia University to terminate certain research agreements. The Company paid Columbia $900,000 and was released from all obligations to Columbia under those agreements. The $900,000 termination payment is presented as "Contract settlement" on the accompanying consolidated statements of operations. No assets were written off nor were any liabilities assumed as a result of the termination of this agreement.

     Agreements with Baxter

          As described in note 4, the Company is party to numerous contracts with Baxter.

          Under the terms of the Hardware and Disposable Manufacturing Agreement, the Antibody Manufacturing and Storage Agreement and the Hardware and Disposables Supply Agreement, NCI purchased products from Baxter, and Baxter purchased products from NCI under the Marketing, Sales and Distribution Agreement (see note 8).

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

     Hypericin Agreement

          Pursuant to an agreement with New York University and YEDA Research Development Co., Ltd., the Company was granted a worldwide exclusive license to commercialize and exploit natural hypericin and synthetic hypericin compounds to inactivate viruses and retroviruses as a therapeutic or preventive treatment for viral or retroviral diseases, and for anti-glioma (brain tumor) indications. The agreement requires the Company to protect the licensors and their related parties (consultants and scientists) from damages arising out of the conduct of the research project and the use or practice of the research technology, products or processes by the Company or its related parties. The Company must also maintain employer's liability insurance for all its employees engaged in work involving the research project.

          In addition, the Company is required to make royalty and related payments to the licensors under the agreements consisting of: (1) royalties of 7% on net sales of products licensed; (2) royalties of

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     4.4% on net sales of products sublicensed; (3) 40% of payments from third parties to fund research and development and (4) 12% of consideration received from an entity selling licensed products.

          Commencing June 1, 1993, minimum annual royalty payments of $100,000 are due until the later of the expiration of the licensors' patent or 15 years from the first commercial sale of products under the agreement. The minimum annual royalty was paid during 2000, 1999 and 1998.

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

     Takara Shuzo Co., Ltd. Distribution and Co-Development Agreement

          On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods and biomedical company in Japan. Pursuant to such agreements, Takara will become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara paid the Company a non-refundable net fee of $2.25 million. This amount is being recognized as revenue over the five year term of the agreement.

(7)  Investments

          At December 31, 2000 and 1999, a portion of the Company's excess cash was invested in a mutual fund, the "Black Rock Low Duration Bond Portfolio" (the "fund") which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. For financial statement purposes, amounts invested in the fund are considered to be cash equivalents. Amounts invested in the mutual fund were $4,720,000 and $28,113,000 at December 31, 2000 and 1999, respectively. Additionally, the Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.

          During 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expired on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to Innovir's subsidiary, Ribonetics. These securities are freely tradeable and accordingly are reflected in the financial statements at market value.

          On August 13, 1999 Innovir closed the sale of a family of patents and patent applications to Ribozyme Pharmaceuticals, Inc. ("RPI"), a Boulder, Colorado-based company engaged in the research

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     and development of ribozyme technology. The patent and patent applications sold are related to certain proprietary chemically modified ribozymes. In the sale, Innovir received $25,000 cash, 134,000 shares of RPI common stock and seven-year warrants to purchase 350,000 additional shares of RPI common stock at $12.00 per share. During 2000, the Company sold all 134,000 shares of RPI common stock for $3,818,000, recognizing a gain of $3,231,000.

          The investment in Epoch is accounted for under Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities", as the investment does not represent more than 20 percent of the voting stock of the investee and the Company does not exercise significant influence over the investee's operations and financial policies. The investment in Epoch is classified as available-for-sale.

(8)  Supplemental Balance Sheet Information

     Fixed assets consist of the following:

                                                       December 31,
                                               ---------------------------
                                                   2000            1999
                                               -----------    ------------
     Office and laboratory equipment           $11,268,000     $14,076,000
     Computers                                   2,464,000       1,841,000
     Leasehold improvements                      1,474,000       1,432,000
                                               -----------     -----------
                                                15,206,000      17,349,000
                                               -----------     -----------
     Less:  accumulated depreciation             7,042,000       6,417,000
                                               -----------     -----------
     Fixed assets, net                         $ 8,164,000     $10,932,000
                                               ===========     ===========

     Accrued expenses consist of the following:
                                                       December 31,
                                               ---------------------------
                                                   2000            1999
                                               -----------     -----------
     Miscellaneous accrued expenses            $ 1,280,000     $   596,000
     Professional fees                               -----         256,000
     Accrued payroll and related costs           1,055,000       1,656,000
     Relocation                                    393,000         534,000
     Royalties                                      79,000         110,000
                                               -----------     -----------
                                               $ 2,807,000     $ 3,152,000
                                               ===========     ===========

     Intangible assets are comprised of the following:

                                                       December 31,
                                               ---------------------------
                                                   2000            1999
                                               -----------    ------------
     Goodwill                                  $36,075,000     $36,075,000
     Patents and trademarks                     10,230,000      10,230,000
     Workforce                                   3,490,000       3,490,000
     Other                                       1,611,000       1,260,000
                                               -----------     -----------
                                                51,406,000      51,055,000
     Less:  accumulated amortization            12,034,000       7,864,000
                                               -----------     -----------
     Intangible assets, net                    $39,372,000     $43,191,000
                                               ===========     ===========

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

         Accounts receivables from related parties are due primarily from Baxter. The 2000 and 1999 receivables from related party of $1,576,000 and $1,248,000, respectively, are related to receivables due on product sales under the Marketing, Sales and Distribution Agreement and in geographic areas in which Baxter continued to distribute the Company's products subsequent to the November 1999 termination of the Marketing, Sales and Distribution Agreement. Sales to Baxter were $ 1,513,000, $8,032,000 and $13,443,000 in the years ended 2000, 1999 and 1998, respectively.

          Accounts payable due to related parties are due primarily to Baxter. The $2,821,000 and $4,279,000 due in 2000 and 1999, respectively, relate to payments due for purchases of inventory under the Hardware and Disposables Manufacturing, Hardware and Disposables Supply, Antibody Manufacturing and Storage, and Services Agreements.

          The various agreements with Baxter provide for net 60 day payment terms and net payments are settled by check or bank wires within the 60 day terms. The Agreements provide for right of offset between the Company and Baxter.

     (9)  Leases

          The Company leases its facilities and certain equipment under noncancelable operating leases expiring through November 2004. The facility lease provides for monthly rental payments adjusted yearly based upon the consumer price index. Rental expense for the years ended December 31, 2000, 1999 and 1998 for operating leases aggregated approximately $916,000, $969,000, and $930,000, respectively.

          At December 31, 2000, the future minimum lease commitments under these leases are as follows:

     Year Ended December 31,          Operating Leases
     -----------------------          ----------------

            2001                       $  744,000
            2002                          714,000
            2003                          670,000
            2004                          635,000
            2005                               -0-
                                       ----------
     Total minimum lease payments      $2,763,000
                                       ==========

          In 2000, the Company executed an agreement to sell certain equipment, the majority of which was partially depreciated, to Baxter at its then current net book value. This equipment was subsequently leased back to the Company under a three-year lease that has been accounted for as a capital lease. Included in fixed assets are assets held under capital leases totalling $2,550,000.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

          Future minimum lease payments under capital lease obligations at December 31, 2000 are as follows:
     2001                                              $  910,000
     2002                                                 910,000
     2003                                               1,292,000
                                                       ----------
     Total minimum lease payments                       3,112,000
     Less amount representing interest                    562,000
                                                       ----------
     Net present value of minimum lease payments        2,550,000
     Less current portion                                 638,000
                                                       ----------
     Long term capital lease obligation                $1,912,000
                                                       ==========

 (10)Shareholders' Equity

          On June 15, 2000, the Company effected a one-for-four reverse split of its common stock and concurrently reduced the authorized shares of common stock, par value $.001, from 160,000,000 to 80,000,000. The Company's Board, at its sole discretion, can issue series of preferred stock with each series having its own rights, privileges, and qualifications determined by the Board. The Company is authorized to issue up to 1,150,000 shares of preferred stock, of which 78,967 shares of Series A Preferred and 63,000 shares of Series B Preferred are outstanding.

          Series A Preferred Stock rights are as follows:

          On May 25, 1999, the shareholders of the Company approved certain changes to the terms of the Series A Preferred Stock through an amendment to the Certificate of Incorporation to:

          . Set the conversion price of the Series A Preferred Stock at $11.00 per share. The Certificate of Incorporation previously provided that the conversion price be set in July 1999 based on the market price of the common stock at that time, subject to a maximum conversion price of $30.00 per share and a minimum conversion price of $22.00 per share.

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

          At December 31, 2000, 1999 and 1998, Series A share dividends amounting to $4,481,000, $4,227,000 and $3,988,000, respectively, were payable. As of December 17, 2000, $4,469,000 of in-kind dividends were declared by the Board of Directors.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

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

          Each share of the Series B Preferred Stock is convertible at the option of the holder at any time until November 24, 2006 (at which time conversion is automatic), into common stock at a price of $11.00 per share, subject to anti-dilution adjustment in certain circumstances. The Series B Preferred Stock is convertible, in the aggregate, into 5,727,272 shares of common stock.

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

          The Class A Warrants are exercisable for 15 business days commencing November 24, 2004 (provided the Put Right has not been exercised), at an exercise price of $.04 per share, subject to anti-dilution adjustment in certain circumstances, into a number of shares of common stock, up to a maximum of 1,500,000 shares, that is dependent on the average of the last reported sale prices of the common stock for the 10 trading days preceding November 24, 2004. The maximum number of shares is issuable if the price of the common stock is $12.00 or less, and no shares are issuable if the price of the common stock is greater than $20.00. If the stock price is between $12.01 and $20.00, the number of shares that is issuable decreases by 250,000 for each $2.00 increment that the stock price exceeds $12.00. The Class A Warrants may only be transferable together with the Series B Preferred Stock.

          The Class B Warrants are currently exercisable until December 16, 2004, for an aggregate of 750,000 shares of common stock, at an exercise price of $12.00, subject to anti-dilution adjustment in certain circumstances.

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

          During 2000, Series B Preferred cash dividends amounting to $1,880,000 were paid.

(11) Stock Option Plans

     Stock Option Plans - Employees, Directors and Consultants

          The Company has four stock option plans (the "1990 Plan," the "1995 Directors' Plan," the "1997 Plan," and the "1998 Plan").

          Under the 1990 Plan, 600,000 shares of common stock were reserved for issuance upon exercise of either incentive or non-incentive options, which were granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors, and others who contributed to the Company's success. The terms of the options were up to ten years and were exercisable as determined by the committee, provided that the option did not become exercisable before six months from the date of grant. The grant prices could be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and were generally granted at the market close price on the day prior to the grant. The options accelerated upon a change in control as defined in the 1990 Plan. The Plan expired on July 9, 2000, and no additional options are available for grant under the 1990 Plan. Generally, options vested at a rate of 25% per annum on the anniversary date of grant.

          In August 1995, the Company adopted the 1995 Directors' Plan authorizing the issuance of five-year options to purchase an aggregate of 230,000 shares at an exercise price equal to the fair market value of common stock at date of grant. All of the options were granted to Directors under the 1995 Directors' Plan and no further options are available for grant. As of December 31, 2000, all options available under the 1995 Directors' Plan have been exercised.

          On May 25, 1999, the 1997 Plan was amended to increase the number of shares issuable upon exercise of options granted under the 1997 Plan from 500,000 to 750,000 shares and on June 14, 2000, the 1997 Plan was amended to increase the number of shares of common stock issuable upon exercise of options granted under the 1997 Plan from 750,000 to 1,312,500 shares. The shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive options, which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee, provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and are generally granted at the market close price on the day prior to the grant. The options accelerate upon a change in control as defined in the 1997 Plan. At December 31, 2000, there were 119,837 options available for grant under the 1997 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

          Under the terms of the 1998 Plan, up to an aggregate of (i) 250,000 shares of NCI common stock and (ii) 750,000 shares of common stock of the Company were reserved for issuance upon the exercise of non-incentive options which may be granted from time to time by a committee of the Board

NEXELL THERAPEUTICS INC. and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee. Each grant originally provided for an exercise price of $5.00 per share of NCI common stock (approximately $6.68 per share of common stock of the Company in the event such options became exercisable for the Company's common stock). As a result of NCI becoming a wholly owned subsidiary of the Company in May 1999, all outstanding options converted automatically to options to purchase common stock of the Company. The options accelerate upon a change in control as defined in the 1998 Plan. At December 31, 2000, there were 27,682 options available for grant under the 1998 Plan. Generally, options vest at 25% per annum on the anniversary date of the grant.

          The Company had consultant option agreements with certain consultants who were also directors of the Company. A total of 325,000 options were granted under these consulting agreements with a five year term with an exercise price of $3.76. In 1995, the aggregate value of these options were determined to be $351,000 and was amortized over the vesting period and has been fully amortized as of December 31, 2000. All such options have been exercised.

          A total of 50,000 options with a ten year term at an exercise price of $5.88 were granted in connection with a March 1996 agreement whereby certain directors agreed to guarantee operating funds if needed through September 1996. All 50,000 options remain outstanding at December 31, 2000 and expire on March 12, 2006.

           Presented below is a summary of stock option plans activity for the years shown:

                                                                  Weighted Avg.           Options          Weighted Avg.
                                                  Options         Exercise Price         Exercisable       Exercise Price
                                                  --------        --------------         -----------       --------------
     Balance at December 31, 1997                  977,187           $ 7.16               403,989              $ 5.60
          Granted                                1,076,692             6.64                  -
          Exercised                                      -             -                     -
          Cancelled                               (144,504)            7.76                  -
                                          --------------------------------------------------------------------------------
     Balance at December 31, 1998                1,909,375           $ 6.84               637,197              $ 6.24
          Granted                                  791,675             6.08                  -
          Exercised                                (19,703)            2.76                  -
          Cancelled                               (441,282)           10.32                  -
                                          --------------------------------------------------------------------------------
     Balance at December 31, 1999                2,240,065           $ 5.96              1,073,281             $ 5.44
          Granted                                  998,255            15.82                  -
          Exercised                               (600,042)            4.64                  -
          Cancelled                               (406,347)           16.99                  -
                                          --------------------------------------------------------------------------------
     Balance at December 31, 2000                2,231,931           $ 8.73               1,039,014            $ 6.55
                                          ================           ======               =========            ======

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

         The following table summarizes information for options outstanding and exercisable at December 31, 2000:

                                                      OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                                   -----------------------------------------------------------               -----------------------

                                             Number              Weighted                                    Number
          Range of                      Outstanding               Average             Weighted          Exercisable         Weighted
          Exercise                            As of             Remaining              Average                As of          Average
            Prices                       12/31/2000      Contractual Life       Exercise Price           12/31/2000   Exercise Price
---------------------------------        ----------      ----------------       --------------           ----------   --------------

            $ 0.00         $ 5.88           210,043                  7.58               $ 4.66              136,533           $ 4.57
            $ 6.00         $ 6.00           237,334                  6.33               $ 6.00              216,450           $ 6.00
            $ 6.12         $ 6.64           215,688                  7.48               $ 6.40              152,147           $ 6.44
            $ 6.68         $ 6.68           740,245                  7.49               $ 6.68              407,898           $ 6.68
            $ 6.76         $11.25           240,699                  8.16               $ 8.07              110,361           $ 8.45
            $13.38         $13.38            21,500                  9.47               $13.38                    0           $ 0.00
            $13.88         $13.88             6,250                  9.42               $13.88                    0           $ 0.00
            $14.88         $14.88           432,797                  9.50               $14.88                    0           $ 0.00
            $15.50         $15.50            50,000                  9.50               $15.50                    0           $ 0.00
            $16.00         $16.00            77,375                  9.18               $16.00               15,625           $16.00
---------------------------------         ---------                  ----               ------            ---------           ------

            $ 0.00         $16.00         2,231,931                  7.97               $ 8.73            1,039,014           $ 6.55

     Note: Option prices and quantities for the 1998 Plan have been adjusted due to the conversion from options for NCI stock to options for Nexell stock as described above.

          At December 31, 2000, there were 147,519 additional shares available for grant under the Plans. The per share weighted-average fair value of the options granted during 2000, 1999 and 1998 are estimated at $14.02, $5.20 per share and $4.80 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                          2000         1999         1998
                                          ----         ----         ----
     Expected dividend yield                0%           0%          0%
     Expected volatility                  176%         109%         88%
     Risk free interest rate              6.1%         5.6%        5.3%
     Expected Life                        5 years      5 years     5 years
                                          -------      -------     -------


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

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     SFAS 123, the Company's net loss applicable to common stock would have been increased to the pro forma amounts indicated below:

                               2000           1999            1998
                               ----           ----            ----
     Net Loss:
        As reported            $34,481,000    $40,091,000     $38,951,000
        Pro forma              $39,417,000    $43,291,000     $41,307,000

     Loss per share:
        As reported            $      1.84    $      2.24     $      2.32
        Pro forma              $      2.10    $      2.42     $      2.46

     Warrants to Acquire Common Stock

          As of December 31, 2000, the Company had 1,303,923 common stock subscription warrants (the "Warrants") (Nasdaq National Market NEXLW) outstanding to purchase 361,130 shares of common stock at an exercise price of $5.40 per share, exercisable through June 20, 2006. The Warrants, which have been issued pursuant to a Warrant Agreement dated June 17, 1996, previously had an exercise price of $6.00 per share and had been exercisable for 549,798 shares, but the exercise price and exchange ratio were adjusted as a result of additional issuances of derivative securities by the Company in 1999 (see below).

          In December 1996, the Company issued other warrants to an individual to purchase 91,250 shares of common stock at an exercise price of $.04 per share, exercisable through May 21, 2006. Warrants were exercised to purchase 30,416 shares in the year ended December 31, 1997 and warrants were exercised to purchase 60,834 shares in the year ended December 31, 2000. There were no warrants outstanding at December 31, 2000.

          In May 1999, the Company issued warrants to Baxter to purchase 1,300,000 shares of common stock at an exercise price of $4.60 in exchange for warrants Baxter had held in NCI (see note 4).

          In November 1999 the Company issued Class A Warrants and Class B Warrants to certain institutional investors (see note 10).

          As of December 31, 2000, there were total warrants outstanding to purchase 3,911,130 shares of common stock exercisable at a weighted-average exercise price of $4.34.

     Compensation Expense

          The grant of nonemployee director restricted stock was charged to unearned compensation in shareholders' equity at the intrinsic value and is recognized in expense over the vesting period of four years. The fair value of the stock options granted to certain consultants, some of whom are also directors, was estimated on the date of grant using the Black-Scholes option pricing model and charged to unearned compensation in shareholders' equity and is recognized in expense over the vesting period of two to five years. Compensation expense recognized under the Nonemployee Director Restricted

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

     Stock Award Plan and for stock options granted to certain consultants, some of whom are also directors, was $137,000, $161,000 and $171,000 in 2000,
     1999 and 1998, respectively. All compensation expense related to these plans was recognized by December 31, 2000. The grant of a stock option to a former officer of the Company at lower than market value in 1999 was charged to unearned compensation in shareholder's equity at the intrinsic value and was being recognized in expense over the vesting period of four years. During 2000, the former officer terminated his employment and the remaining expense of approximately $1,400,000 was recognized as a result of the accelerated vesting of the former officer's options. Compensation expense recognized related to these stock options was $61,000 and $20,000 in 2000 and 1999, respectively.

(12) Employee Benefit Plans

          Effective January 1, 1998, the Company established a defined contribution plan which is available to all employees 18 years or older. Participants may contribute up to 15% of their compensation and are 100% vested in their contributions. The Company matches 50% of each participant's contribution up to a maximum of 3% of a participant's compensation. The Company's matching contributions totaled approximately $267,000, $250,000 and $202,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

(13) Income Taxes

          The components of loss before income taxes are as follows for the years ended December 31:

                            2000                  1999            1998
                       ----------------------------------------------------
     U.S.              $(26,903,000)         $(34,729,000)     $(33,205,000)
     Foreign             (1,192,000)             (944,000)       (1,758,000)
                       ----------------------------------------------------

     Total             $(28,095,000)         $(35,673,000)     $(34,963,000)
                       ====================================================

          Income tax expense, consisting solely of state and local taxes, was $19,000, $11,000 and $2,000 for the years ended December 31, 2000, 1999 and
1998, respectively.

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

          The differences between income taxes for financial reporting purposes and the U.S. statutory rate are primarily due to permanent differences and the change in valuation allowance.

          The components of the deferred taxes at December 31, 2000 and 1999 are as follows:

                                                     2000             1999
                                                 ------------     ------------
     Net operating loss carryforwards            $ 60,242,000     $ 62,846,000
     Research & Other tax credit carryforwards      5,891,000        4,285,000
     Capitalized R & D expenses                     4,172,000        3,262,000
     Accrued expenses and other                     3,475,000        3,279,000
                                                 ------------     ------------
     Total deferred tax asset                      73,780,000       73,672,000
     Valuation allowance                          (73,780,000)     (73,672,000)
                                                 ------------     ------------
     Net deferred tax asset                                --               --
                                                 ============     ============

          Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for federal income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2000 and 1999.

          As of December 31, 2000, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $151,451,000 and $98,764,000, respectively, which will expire beginning in the year 2000 through the year 2020 if not utilized. Of the $131,394,000 in federal net operating losses, $36,823,000 is restricted based on separate return limitation year rules. These losses can only be used to offset income from the subsidiaries in which the losses originated.

          As of December 31, 2000, the Company has tax credit carryforwards for federal and state income tax purposes of approximately $4,235,000 and $1,656,000, respectively, which are available to offset future tax liabilities, if any, through 2020.

          Under the Tax Reform Act of 1986, the utilization of a corporation's net operating loss and tax credit carryforwards is limited following a greater than 50% change in ownership during a three-year period. Due to the Company's prior and current year equity transactions, the Company's net operating loss and tax credit carryforwards may be subject to an annual limitation generally determined by multiplying the value of the Company on the date of the ownership change by the federal long-term rate. Any unused annual limitation may be carried forward to future years for the balance of the net operating loss and tax credit carryforward period.

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

(14) Contingencies

          The Company is involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations, or liquidity.

(15) Geographic Information

          The Company operates in one industry segment: the development, manufacture and marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies.

                                           Year ended December 31,
     Revenues by geographic area      2000           1999          1998
                                      -----          ----          ----
        United States                 $11,244,000    $14,451,000   $13,443,000
        Europe                          6,167,000        510,000           ---
        Rest of World                     769,000            ---           ---
                                      -----------    -----------   -----------
                                      $18,180,000    $14,961,000   $13,443,000
                                      ===========    ===========   ===========

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999

      Operating loss by geographic area:
            United States                $(23,837,000)    $(34,869,000)     $(35,091,000)
            Europe                         (7,468,000)        (599,000)              ---
            Rest of World                  (1,187,000)             ---        (4,132,000)
                                         ------------     ------------      ------------
                                         $(32,492,000)    $(35,468,000)     $(39,223,000)
                                         ============     ============      ============

      Identifiable assets:
            United States                $ 69,932,000     $ 92,481,000      $ 88,941,000
            Europe                          5,523,000        1,188,000               ---
            Rest of World                         ---          170,000           403,000
                                         ------------     ------------      ------------
                                         $ 75,455,000     $ 93,839,000      $ 89,344,000
                                         ============     ============      ============

      Depreciation and amortization:
            United States                $  7,360,000     $  6,987,000      $  6,312,000
            Europe                            323,000           12,000               ---
            Rest of World                         ---              ---           298,000
                                         ------------     ------------      ------------
                                         $  7,683,000     $  6,999,000      $  6,610,000
                                         ============     ============      ============

      Capital expenditures:
            United States                $    182,000     $  3,054,000      $  1,102,000
            Europe                            858,000          269,000               ---
            Rest of World                         ---              ---            26,000
                                         ------------     ------------      ------------
                                         $  1,040,000     $  3,323,000      $  1,128,000
                                         ============     ============      ============

          Prior to 1999, all sales were made to Baxter in the United States for global distribution. The Company reported all sales within the United States, while Baxter distributed products within the United States and throughout the world. The Company operated foreign subsidiaries in the United Kingdom and Germany. In 1998, management adopted a plan to close the operations of those subsidiaries. The 1998 operating loss for Rest of World resulted solely from the operations of those two subsidiaries. The 2000 and 1999 operating losses for Europe were mainly the result of the operations of the Company's Belgium subsidiary, which was established in 1999.

          The Company generated approximately 5%, 67% and 100% of revenues from one customer, Baxter, in 2000, 1999 and 1998, respectively.

(16) Subsequent Event (UNAUDITED)

          In January 2001, the Company entered into a Common Stock Purchase Agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") pursuant to which it may, from time to time and at the Company's sole discretion, beginning in January 2001 and ending November 2002, present Acqua Wellington with draw down notices constituting an offer to purchase its common stock over an agreed to number of consecutive trading days. Acqua Wellington will be required to purchase a pro rata portion of shares on each day during the trading period on which the daily weighted average price of the common stock exceeds a threshold price determined by the Company and set forth in the draw down notice. In addition, the Company may, at its sole discretion, grant Acqua Wellington an option to purchase additional shares during such trading period. The aggregate amount Acqua Wellington will be required to invest during any draw down period will depend on the threshold price established by the Company for the draw down period. Acqua Wellington may, at its sole discretion, elect not to purchase shares if the threshold price is set at less than $3.00 per share. The aggregate amount to be invested by Acqua Wellington under terms of this agreement is up to a maximum of $23 million in addition to a $2 million draw down, representing 749,063 shares of the Company's common stock, executed on the date of the agreement. From January 2001 through March 29, 2001, the Company sold an additional 1,091,552 shares of its common stock for $2,000,000 under this agreement.

NEXELL THERAPEUTICS INC, and Subsidiaries

Notes to Consolidated Financial Statements
December 31, 2000 and 1999


(17)  Selected Quarterly Financial Data (UNAUDITED)

          Selected quarterly financial information for each of the two most recent fiscal years is as follows:


                                    3 Months         3 Months            3 Months             3 Months       Year Ended
                                 Ended March       Ended June     Ended September       Ended December         December
                                    31, 2000         30, 2000            30, 2000             31, 2000         31, 2000
                                ---------------------------------------------------------------------------------------
        Revenue                   $4,784,000      $ 4,630,000         $ 4,498,000           $4,268,000      $18,180,000
        Gross profit               2,241,000        1,961,000           1,767,000              842,000        6,811,000
        Net loss                   7,731,000        8,254,000           5,492,000            6,618,000       28,095,000
        Net loss applicable to
        common stock              $9,306,000      $ 9,841,000         $ 7,079,000           $8,240,000      $34,466,000
        Basic and diluted loss
        per share                 $     0.51      $      0.53         $      0.37           $     0.43      $      1.84

                                    3 Months         3 Months            3 Months             3 Months       Year Ended
                                 Ended March       Ended June     Ended September       Ended December         December
                                    31, 1999         30, 1999            30, 1999             31, 1999         31, 1999
                                ---------------------------------------------------------------------------------------
        Revenue                   $5,513,000      $ 1,563,000         $ 2,243,000           $5,642,000      $14,961,000
        Gross profit               2,355,000         (17,000)             323,000            2,683,000        5,344,000
        Net loss                   6,119,000        8,991,000          11,922,000            8,641,000       35,673,000
        Net loss applicable to
        common stock              $7,158,000      $10,042,000         $12,973,000           $9,918,000      $40,091,000
        Basic and diluted loss
        per share                 $      .41      $       .57         $       .71           $      .55      $      2.24

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998


                                     Balance at                                      Balance
                                     Beginning                                       At End
                                      of Year        Additions        Deductions     of Year
                                      -------        ---------        ----------     -------
2000 Allowance for Doubtful           $26,000       $12,000 (a)         $1,000       $37,000
Accounts
1999 Allowance for Doubtful               - -       $26,000 (a)            - -       $26,000
Accounts
1998 Allowance for Doubtful               - -           - -                - -           - -
Accounts

------------------------------------------

(a)  Provision charged to earnings

                                INDEX TO EXHIBITS

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       2.4      Asset Purchase Agreement dated October 10, 1997 by and among Baxter
                Healthcare Corporation ("Baxter"), the Company and NCI. (1)

       2.5      Asset Acquisition Agreement dated February 18, 1999, by and among
                Baxter, the Company and NCI. (2)

       2.6      Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the
                Commission upon request). (3)

       3.1 The Company's Amended and Restated Certificate of Incorporation as amended to date. (24)

       3.2      The Company's Amended and Restated By-Laws as amended to date. (25)

       4.4      Warrant Agreement dated June 17, 1996 between the Company and American
                Stock Transfer & Trust Company. (4)

       4.5      The Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the Delaware
                Secretary of State on December 16, 1997 creating the Series
                A Preferred Stock and amendments subsequent thereto
                (included in Exhibit 3.1 above).

       4.6      The Certificate of Amendment of the Certificate of
                Incorporation of the Company filed with the Delaware
                Secretary of State on May 25, 1999 modifying the Series A
                Preferred Stock (included in Exhibit 3.1 above).

       4.7      The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due
                November 30, 2004 issued May 28, 1999 to Baxter. (5)

       4.8      The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due
                November 30, 2004 issued May 28, 1999 to Baxter. (5)

       4.9      The Company's Certificate of Designation filed with the
                Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above).

       10.3     The Company's Amended and Restated 1990 Incentive and Non-Incentive        Filed herewith
                Stock Option Plan, as amended to date.                                     electronically

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       10.11    The Company's 1995 Outside Directors Stock Option Plan. (7)

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

       10.19    The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as
                amended to date. (26)

       10.20    Employment Agreement dated October 30, 1996 between the Registrant and
                Richard L. Dunning. (4)

       10.21    Employment Agreement dated August 26, 1996 between the Registrant and
                David A. Jackson, Ph.D. (4)

       10.22    Factor IX Research Agreement dated March 28, 1997 between Registrant and the Trustees of Columbia University in the City of New York. (9)

       10.24    Employment Agreement dated May 19, 1997 between the Company  and L.
                William McIntosh. (10)

       10.24(a) Letter Agreement dated May 28, 1998 between NCI and L. William McIntosh.
                (2)

       10.24(b) Letter Agreement dated May 28, 1998 between the Company  and L. William
                McIntosh. (2)

       10.25    Hardware and Disposables Manufacturing Agreement between NCI and Baxter, dated as of December 17, 1997. (11)

       10.26    Antibody Manufacturing and Storage Agreement between NCI and Baxter, dated as of December 17, 1997. (12)

       10.27    Hardware and Disposables Supply Agreement between NCI and Baxter, dated as of December 17, 1997. (13)

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       10.28    Marketing, Sale and Distribution Agreement between NCI and Baxter, dated as of December 17, 1997. (14)

       10.29    Non-Competition and Confidentiality Agreement between the Company and
                Baxter, dated as of December 17, 1997. (15)

       10.30    Sublicense (Chiron) between NCI and Baxter, dated as of December 17,
                1997. (16)

       10.31    Sublicense (Dorken) between NCI and Baxter, dated as of December 17,
                1997. (17)

       10.32    Sublicense (First Becton-Dickinson) between NCI and Baxter, dated as of
                December 17, 1997. (18)

       10.33    Sublicense (Second Becton-Dickinson) between NCI and Baxter, dated as of
                December 17, 1997. (19)

       10.34    Warrant, dated December 31, 1997, issued by Innovir to the Company. (20)

       10.35    Agreement, dated December 31, 1997, between the Company and Innovir relating to future equity purchases. (20)

       10.37    Termination Agreement dated November 11, 1998 between the Company, VGI and Columbia. (21)

       10.38    Asset Purchase Agreement, dated October 28, 1998, between CellPro,
                Incorporated and NCI. (2)

       10.39    The Company's Common Stock Purchase Warrant issued May 28, 1999 to
                Baxter. (5)

       10.40    Asset Transfer Agreement dated June 30, 1999 among the Company, NCI and
                Baxter. (22)

       10.41    Royalty Agreement dated June 30, 1999 among the Company, NCI and Baxter.
                (22)

       10.42    Credit Agreement dated June 30, 1999 between the Company and Baxter. (22)

       10.43    Letter Agreement dated as of April 15, 1999 between the Company and
                Richard L. Dunning. (23)

       10.44    Letter Agreement dated as of August 20, 1999 between the Company and L.
                William McIntosh. (23)

       10.45    Letter Agreement dated as of April 15, 1999 between the Company and
                David A. Jackson, Ph.D. (23)

       10.46    Form of Put Right Certificate. (3)

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       10.47    Form of Class A Warrant. (3)

       10.48    Form of Class B Warrant.(3)

       10.49    Registration Rights Agreement dated as of November 24, 1999 among the
                Company and the Investors identified therein. (3)

       10.50    Side Letter Agreement dated as of November 24, 1999 among the Company,
                Baxter International, Inc. and the other parties signatory thereto. (3)

       10.51    Put Agreement dated as of November 24, 1999 between the Company and
                Baxter International, Inc. (3)

       10.52    Voting Agreement dated December 17, 1997 among Baxter, the Company and certain other parties. (27)

       10.53    Registration Rights Agreement dated December 17, 1997 between Baxter and the Company. (27)

       10.54    Non-Incentive Stock Option Agreement dated November 9, 1999 between the
                Company and Joseph A. Mollica. (27)

       10.55    Non-Incentive Stock Option Agreement dated November 9, 1999 between the
                Company and Richard L. Casey. (27)

       10.56    Non-Incentive Stock Option Agreement dated November 9, 1999 between the
                Company and Richard C. Piazza. (27)

       10.57    Non-Incentive Stock Option Agreement dated November 9, 1999 between the
                Company and Victor W. Schmitt. (27)

       10.58    Non-Incentive Stock Option Agreement dated November 9, 1999 between the
                Company and Victor W. Schmitt. (27)

       10.59    Stock Option Agreement dated March 12, 1996 between the Company and
                Donald G. Drapkin. (27)

       10.60    Amendment dated May 25, 1999 to Consulting and Stock Option Agreement dated November 17, 1995 between the Company and Eric A. Rose, M.D. (27)

       10.61    Amendment dated May 25, 1999 to Stock Option Agreement dated November
                17, 1995 between the Company and Donald G. Drapkin. (27)

       10.62    Form of Indemnification Agreement between the Company and Members of the
                Board of Directors. (27)

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       10.63    Amendment dated November 30, 1999 to Asset Transfer Agreement dated June
                30, 1999, among the Company, NCI and Baxter. (27)

       10.64    Distribution Agreement with Takara Shuzo Co., Ltd. (28)

       10.65    Co-Development Agreement with Takara Shuzo Co., Ltd. (28)

       10.66    Letter Agreement between L. William McIntosh and the Company dated
                August 10, 2000 (29)

       10.67    Sale-leaseback agreement between Baxter Healthcare Corp. and the Company   Filed herewith
                dated December 21, 2000                                                    electronically

       10.68    Non-Incentive Stock Option Agreement dated February 18, 2000 between the   Filed herewith
                Company and Dennis E. Van Epps                                             electronically

       10.69    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and William A. Albright, Jr.                                       electronically

       10.70    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and Michel L. E. Bergh                                             electronically

       10.71    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and Richard L. Dunning                                             electronically

       10.72    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and David J. Hirsch                                                electronically

       10.73    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and Amy Ross                                                       electronically

       10.74    Non-Incentive Stock Option Agreement dated July 3, 2000 between the        Filed herewith
                Company and Dennis E. Van Epps                                             electronically

       10.75    Non-Incentive Stock Option Agreement dated October 10, 2000 between the    Filed herewith
                Company and David J. Hirsch                                                electronically

       10.76    Non-Incentive Stock Option Agreement dated October 10, 2000 between the    Filed herewith
                Company and Daniel Levitt                                                  electronically

       10.77    Non-Incentive Stock Option Agreement dated October 10, 2000 between the    Filed herewith
                Company and Amy Ross                                                       electronically

       10.78    Non-Incentive Stock Option Agreement dated December 7, 2000 between the    Filed herewith
                Company and Richard L. Casey                                               electronically

       10.79    Non-Incentive Stock Option Agreement dated December 7, 2000 between the    Filed herewith
                Company and Joseph A. Mollica                                              electronically

       10.80    Non-Incentive Stock Option Agreement dated December 7, 2000 between the    Filed herewith
                Company and C. Richard Piazza                                              electronically

       Exhibit
       Number   Description                                                                Method of Filing
       ------   -----------                                                                ----------------
       10.81    Non-Incentive Stock Option Agreement dated December 7, 2000 between the    Filed herewith
                Company and Eric A. Rose                                                   electronically

       10.82    Non-Incentive Stock Option Agreement dated December 7, 2000 between the    Filed herewith
                Company and Victor W. Schmitt                                              electronically

       10.83    1998 Non-Incentive Stock Option Plan of the Company for Directors,         Filed herewith
                Employees and Consultants of Nexell of California, Inc., as amended to     electronically
                date.

       10.84    Common Stock Purchase Agreement dated January 9, 2001, between Acqua
                Wellington North American Equities Fund, Ltd. and the Company (30)

       21       List of Subsidiaries (27)

       23(a)    Consent of KPMG LLP                                                        Filed herewith
                                                                                           electronically

Note: The Company's commission file number for all filings is number 0-19153.

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

 (24) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.

 (25) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.

 (26) Filed as Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.

 (27) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and incorporated herein by reference thereto.

 (28) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.

 (29) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference thereto.

 (30) Filed as Exhibit 10.1 to the Company's Post Effective Amendment No. 1 to its registration statement on Form S-3 filed with the Commission on January 10, 2001 (Registration Number 333-51440), and incorporated herein by reference thereto.