Form 10-Q
period 2001-03-31
NEXELL THERAPEUTICS INC
filed 2001-05-15
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                          __________________________


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001

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

                            Yes  [X]     No  [_]

    The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on April 23, 2001 was 20,925,509 shares.

                           ________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                                           Page
                                                                                         ----
     Item 1.   Financial Statements:
                     Condensed Consolidated Balance Sheets (unaudited) as of
                         March 31, 2001 and December 31, 2000...........................    3

                     Condensed Consolidated Statements of Operations (unaudited)
                         for the three months ended March 31, 2001 and 2000.............    4

                     Condensed Consolidated Statements of Cash Flows (unaudited)
                          for the three months ended March 31, 2001 and 2000............    5

                     Notes to Condensed Consolidated Financial Statements (unaudited)...    6

     Item 2.   Management's Discussion and Analysis of Financial Condition and Results
                 of Operations..........................................................   10

     Item 3.   Quantitative and Qualitative Disclosures about Market Risk...............   13

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings........................................................   14

     Item 2.   Changes in Securities and Use of Proceeds................................   14

     Item 3.   Defaults upon Senior Securities..........................................   14

     Item 4.   Submission of Matters to a Vote of Security Holders......................   14

     Item 5.   Other Information........................................................   14

     Item 6.   Exhibits and Reports on Form 8-K.........................................   15

SIGNATURES..............................................................................   16

PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                      March 31,          December 31,
                                                                                        2001                2000
                                                                                   ---------------     ---------------
                                  ASSETS
Current assets:
     Cash and cash equivalents                                                     $    11,831,000     $    12,119,000
     Trade receivables net of allowance for doubtful accounts of
         $37,000 at March 31, 2001 and December 31, 2000                                 3,265,000           2,940,000
     Receivables from related party                                                        570,000           1,576,000
     Inventory - finished goods                                                          4,023,000           3,831,000
     Short term marketable securities                                                    1,757,000           3,000,000
     Other current assets                                                                4,908,000           3,953,000
                                                                                   ---------------     ---------------
            Total current assets                                                        26,354,000          27,419,000

Fixed assets, net                                                                        7,483,000           8,164,000
Intangible assets, net                                                                  38,379,000          39,372,000
Other assets                                                                             1,000,000             500,000
                                                                                   ---------------     ---------------
            Total assets                                                           $    73,216,000     $    75,455,000
                                                                                   ===============     ===============

                                 LIABILITIES
Current liabilities:
     Accounts payable                                                              $     3,567,000     $     3,812,000
     Accounts payable due to related party                                               4,182,000           2,821,000
     Accrued expenses                                                                    3,855,000           2,807,000
     Capital leases - current portion                                                      657,000             638,000
     Deferred revenue - current portion                                                    450,000             450,000
                                                                                   ---------------     ---------------
         Total current liabilities                                                      12,711,000          10,528,000

Capital lease obligation - non current portion                                           1,740,000           1,912,000
Deferred revenue - non current portion                                                   1,463,000           1,575,000
                                                                                   ---------------     ---------------
         Total liabilities                                                              15,914,000          14,015,000

Commitments and contingencies                                                                   --                  --

                            SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
     Series A; 78,967 issued and outstanding at March 31, 2001 and                             100                 100
       December 31, 2000 (liquidation value $80,330,000 and $79,162,000)
     Series B; 63,000 issued and outstanding at March 31, 2001 and                             100                 100
       December 31, 2000 (liquidation value $63,666,000 and $63,194,000)
Common Stock; $.001 par value, 80,000,000 shares authorized,
   20,925,509 and 19,084,894 shares issued and outstanding
   at March 31, 2001 and December 31, 2000, respectively.                                   21,000              19,000
Additional paid-in capital                                                             262,081,800         258,188,800
Accumulated other comprehensive income                                                   1,188,000           2,605,000
Accumulated deficit                                                                   (205,989,000)       (199,373,000)
                                                                                   ---------------     ---------------
     Total shareholders' equity                                                         57,302,000          61,440,000
                                                                                   ---------------     ---------------
         Total liabilities and shareholders' equity                                $    73,216,000     $    75,455,000
                                                                                   ===============     ===============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                         ---------------------------------
                                                              2001                 2000
                                                         ---------------     -------------
Revenue                                                   $   4,839,000      $   4,784,000
Cost of goods sold                                            2,704,000          2,558,000
                                                          -------------      -------------
       Gross profit                                           2,135,000          2,226,000
                                                          -------------      -------------

Operating expenses:
  Research and development                                    2,266,000          3,158,000
  General and administrative                                  1,602,000          2,419,000
  Selling, marketing and distribution                         2,629,000          2,760,000
  Goodwill and intangible assets amortization                 1,017,000          1,017,000
  Depreciation                                                  867,000            772,000
                                                          -------------      -------------
       Total operating expenses                               8,381,000         10,126,000
                                                          -------------      -------------

Operating loss                                               (6,246,000)        (7,900,000)
                                                          -------------      -------------

Other (income) expenses:
  Royalty, licensing and other related income                        --            (76,000)
  Royalty expense                                                    --            100,000
  Interest income                                              (180,000)          (316,000)
  Interest expense                                               67,000                --
  Other, net                                                     10,000            123,000
                                                          -------------      -------------
       Total other (income) expenses                           (103,000)          (169,000)
                                                          -------------      -------------
Net loss                                                     (6,143,000)        (7,731,000)

Preferred stock dividends                                    (1,641,000)        (1,575,000)
                                                          -------------      -------------

Net loss applicable to common stock                       $  (7,784,000)     $  (9,306,000)
                                                          =============      =============

Basic and diluted loss per share                          $       (0.39)     $       (0.51)
                                                          -------------      -------------

Weighted average number of shares of common stock
   outstanding-basic and diluted                             19,960,000         18,261,000
                                                          =============      =============

  The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                               Three months ended March 31,
                                                           -----------------------------------
                                                                 2001                2000
                                                           --------------      ----------------
Cash flows from operating activities:
  Net loss...............................................  $  (6,143,000)       $  (7,731,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
     Depreciation and amortization.......................      1,884,000            1,789,000
     Noncash compensation................................         28,000              120,000
     Loss from disposal of equipment.....................        125,000               18,000
     Amortization of deferred revenue....................       (112,000)                  --
     Asset impairment charge.............................            --                96,000
     Changes in operating assets and liabilities:
      Increase in trade receivables......................       (325,000)            (926,000)
      Decrease in receivable from related party..........      1,006,000            1,002,000
      (Increase) decrease in inventory...................       (192,000)           1,321,000
      Increase in other current assets and other assets..     (1,563,000)            (638,000)
      Decrease in accounts payable and accrued expenses..        329,000             (835,000)
      Increase (decrease) in accounts payable to related
        party............................................      1,361,000             (644,000)
                                                           -------------        -------------
     Net cash used in operating activities...............     (3,602,000)          (6,428,000)
                                                           -------------        -------------

Cash flows from investing activities:
  Purchases of equipment.................................       (266,000)            (305,000)
  Proceeds from sales of equipment.......................         40,000               76,000
                                                           -------------        -------------
     Net cash used in investing activities...............       (226,000)            (229,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection
     with the exercise of warrants/options...............             --            1,918,000
  Proceeds from issuance of common stock, net............      3,868,000                   --
  Repayment of capital leases............................       (153,000)                  --
                                                           -------------        -------------
     Net cash provided by financing activities...........      3,715,000            1,918,000

Effect of exchange rate changes on cash..................       (175,000)              (2,000)
                                                           -------------        -------------
Net decrease in cash and cash equivalents................       (288,000)          (4,741,000)

Cash and cash equivalents at beginning of period.........     12,119,000           28,695,000
                                                           -------------        -------------

Cash and cash equivalents at end of period...............  $  11,831,000        $  23,954,000
                                                           =============        =============
Supplemental disclosure of cash flow information:
  Cash paid for interest.................................  $      75,000                   --
  Cash paid for income taxes.............................  $      22,000        $      23,000

Non-cash investing and financing activities:

 . The Company accrued $472,500 in preferred stock dividends in the three months ended March 31, 2001 and 2000.

 . The Company recognized a net unrealized loss on securities held for investment of $1,243,000 and zero in the three months ended March 31, 2001 and 2000, respectively, which are included as a component of comprehensive loss.


   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                  (unaudited)

(1) Financial Statement Presentation

    The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. ("Nexell") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 2000 Annual Report on Form 10-K for the year ended December 31, 2000 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

(2) Principles of Consolidation

    These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. ("NCI") and its subsidiaries, VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

(4) Comprehensive Loss

    Comprehensive loss consists of net loss, net unrealized loss on investment securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders' equity.

                                              Three Months Ended March 31,
                                                2001                 2000
                                            --------------------------------
    Net loss                               $(6,143,000)         $(7,731,000)
    Translation adjustment                    (174,000)             (15,000)
    Net unrealized loss in investment
     securities                             (1,243,000)                  --
                                           -----------          -----------
    Total comprehensive loss               $(7,560,000)         $(7,746,000)
                                           ===========          ===========

    The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive loss was $(420,000) and $(246,000) at March 31, 2001 and December 31, 2000, respectively. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive loss was $1,608,000 and $2,851,000 at March 31, 2001 and December 31, 2000, respectively.

    No income tax was allocated to the foreign currency translation adjustments recorded in 2001 and 2000 due to the Company's significant net operating loss tax carryforwards.

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

    Stock options and warrants, excluding Class A performance warrants, to purchase 4,599,377 and 4,634,755 shares of Nexell Common Stock ("Common Stock") were outstanding at March 31, 2001 and 2000, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(6) Investments

    The Company owns 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc., representing an approximately 2% ownership at March 31, 2001. Included in comprehensive loss is the unrealized loss recorded for this investment to adjust to fair market value at March 31, 2001. The above investment is included in "short term marketable securities" on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security under Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities". Accordingly, this investment is reported at fair value, with the unrealized loss reported as a component of accumulated other comprehensive loss, a separate component of shareholders equity.

(7) License Agreement

    On March 28, 2001, the Company reached an agreement whereby it was granted a non-exclusive license to certain cancer antigens for use in the Company's dendritic cell vaccine program by Epimmune, Inc. In consideration of this agreement the Company committed to payment of an up front license fee and future royalties and milestone payments based on future sales, if any.


(8) Common Stock Purchase Agreement and Subsequent Termination

    On January 8, 2001, the Company entered into a Common Stock Purchase Agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") pursuant to which it could, from time to time and at the Company's sole discretion, beginning in January 2001 and ending November 2002, present Acqua Wellington with draw down notices constituting an offer to purchase its common stock over an agreed to number of consecutive trading days. Acqua Wellington was required to purchase a pro rata portion of shares on each day during the trading period on which the daily weighted average price of the common stock exceeded a threshold price determined by the Company and set forth in the draw down notice. In addition, the Company could, at its sole discretion, grant Acqua Wellington an option to purchase additional shares during such trading period. The aggregate amount Acqua Wellington would be required to invest during any draw down period would depend on the threshold price established by the Company for the draw down period. Acqua Wellington could, at its sole discretion, elect not to purchase shares if the threshold price was set at less than $3.00 per share. The aggregate amount to be invested by Acqua Wellington under terms of this agreement was up to a maximum of $23 million in addition to a $2 million draw down, representing 749,063 shares of the Company's common stock, executed on the date of the agreement. From January 2001 through March 29, 2001, the Company sold an additional 1,091,552 shares of its common stock for $2,000,000 under this agreement. Effective with the Company's March 30, 2001 filing of its Annual Report on Form 10-K for the year ended December 31, 2000, the Company's registration statement on Form S-3 was rendered ineffective as a result of the Company not meeting SEC requirements for use of a Form S-3 registration statement. Due to the Company's resultant inability to sell registered shares of common stock to Acqua Wellington as provided for in the Common Stock Purchase Agreement, the Company terminated its agreement with Acqua Wellington as of May 14, 2001. There were no penalties or other liabilities associated with this termination.

(9) Geographic Information

    The Company operates in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Assets assigned to geographic segments have not changed materially since December 31, 2000. Summary comparative operating results for the United States and the rest of the world follows:

                                              Three Months Ended
                                        -------------------------------
                                        March 31, 2001   March 31, 2000
                                        --------------   --------------
    Revenues by Geographic Area:
    United States                         $2,737,000       $2,862,000
    Europe                                 1,771,000        1,748,000
    Rest of World                            331,000          174,000
                                          ----------       ----------
                                          $4,839,000       $4,784,000
                                          ==========       ==========

    Operating loss by Geographic Area:
    United States                         $4,411,000       $6,257,000
    Europe                                 1,580,000        1,435,000
    Rest of World                            255,000          208,000
                                          ----------       ----------
                                          $6,246,000       $7,900,000
                                          ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Three Months Ended March 31, 2001 and 2000

Net sales in the quarter ended March 31, 2001 were $4,839,000, an increase of $55,000 or 1% from the comparable period of the prior year. Included in net sales for the quarters ending March 31, 2001 and 2000 are potentially non-recurring sales of raw materials to a manufacturer, some of which the manufacturer uses in the production of finished goods which are subsequently sold to the Company and others. These sales are sporadic in nature as they are dependent, among other factors, on the customer's production schedule, which in turn is somewhat dependent on the Company's sales forecasts. In the first quarter of 2001, these sales totaled $466,000 versus $295,000 for the comparable period in the prior year. The Company had no sales of this product in the third and fourth quarters of 2000 and management cannot predict the amount and timing of such future sales, if any.

Gross profit was $2,135,000 or 44% in the three months ended March 31, 2001 versus $2,226,000 or 47% for the three months ended March 31, 2000, a decrease of $91,000 or 4%. In the current year, cost of sales includes $228,000 in royalties to Baxter Healthcare Corporation ("Baxter") that did not occur in the prior year. Pursuant to the terms of the Royalty Agreement between the parties, effective January 1, 2001, the Company pays a royalty of 5% of net sales of certain finished goods sold. In addition, gross profit was negatively impacted by changes in sales mix, including the increase in the potentially non-recurring sales described above, which generate lower margins.

Total operating expenses decreased from $10,126,000 in the three months ended March 31, 2000 to $8,381,000 in the three months ended March 31, 2001, a decrease of $1,745,000 or 17% due to focused expense reductions as a result of the Company's strategic planning process which was implemented in October 2000.

Research and development expenses decreased $892,000 or 28% from $3,158,000 in the quarter ended March 31, 2000 to $2,266,000 in the quarter ended March 31, 2001. The decrease was primarily the result of the expense reductions initiated in October 2000 and more focused research and development efforts following completion of the Company's strategic planning process.

General and administrative expenses decreased $817,000 or 34% to $1,602,000 in the three months ended March 31, 2001 from $2,419,000 in the three months ended March 31, 2000. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000.

Selling, marketing and distribution expenses decreased to $2,629,000 in the first quarter of 2001 from $2,760,000 in the first quarter of 2000, a decrease of $131,000 or 5%. This category of expenses was less impacted by the expense reductions of October 2000 as management considered sales, marketing and distribution expenditures to be at an appropriate level based upon its continued focus on revenue stabilization and growth.

Depreciation increased from $772,000 in the three months ended March 31, 2000 to $867,000 in the three months ended March 31, 2001, an increase of $95,000 or 12% as a result of the continued placement of the Company's Isolex 300i(R) devices.

Other income was $103,000 in the first quarter of 2001 compared to $169,000 in the first quarter of 2000. This was principally the result of a decrease in interest income related to carrying lower cash balances in 2001.

The foregoing resulted in a net loss of $6,143,000 for the quarter ended March 31, 2001, a decreased loss of $1,588,000 or 21% from the quarter ended March 31, 2000 net loss of $7,731,000. The net loss applicable to common stock likewise declined by $1,522,000 or 16% from $9,306,000 in 2000 to $7,784,000 in 2001.

Liquidity and Capital Resources

The Company had $11,831,000 in cash and cash equivalents as of March 31, 2001 as compared to $12,119,000 as of December 31, 2000. Working capital was $13,643,000 at March 31, 2001 as compared to $16,891,000 at December 31, 2000. The $288,000 decrease in cash and cash equivalents in the first quarter of 2001 resulted from cash used in the operations of the Company of $3,602,000 and cash used in investing activities of $226,000 partially offset by cash provided by financing activities of $3,715,000. The $3,248,000 decrease in working capital principally resulted from decreases in related party receivables of $1,006,000 and short term marketable securities of $1,243,000 and increases in accounts payable due to related parties of $1,361,000 and accrued expenses of $1,048,000 partially offset by a $955,000 increase in other current assets.

Net cash used in operations was $3,602,000 in the first quarter of 2001 compared to $6,428,000 in the first quarter of 2000, a decrease of $2,826,000. Operating cash used decreased in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 primarily as a result of the decrease in net loss of $1,588,000. The remaining decrease in operating cash use was primarily the result of timing factors affecting the balances in operating assets and liabilities.

Net cash used in investing activities was $226,000 in the first quarter of 2001 compared to cash used in investing activities of $229,000 in the first quarter of 2000.

Net cash provided by financing activities was $3,715,000 in the three months ended March 31, 2001 compared to $1,918,000 in the three months ended March 31, 2000. Cash provided by financing activities in the first quarter of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,868,000 partially offset by payments on capital lease obligations of $153,000. In the first quarter of 2000, neither of these factors were present and cash provided by financing activities consisted entirely of proceeds from issuance of common stock in connection with option and warrant exercises.

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

In January 2001, the Company entered into a Common Stock Purchase Agreement with Acqua Wellington North American Equities Fund, Ltd. ("Acqua Wellington") pursuant to which it would, from time to time and at the Company's sole discretion, beginning in January 2001 and ending November 2002, present Acqua Wellington with draw down notices constituting an offer to purchase its Common Stock over an agreed to number of consecutive trading days. Acqua Wellington would be required to purchase a pro rata portion of shares on each day during the trading period on which the daily weighted average price of the Common Stock exceeded a threshold price determined by the Company and set forth in the draw down notice. In addition, the Company could, at its sole discretion, grant Acqua Wellington an option to purchase additional shares during such trading period. The aggregate amount Acqua Wellington would be required to invest during any draw down period would depend on the threshold price established by the Company for the draw down period. Acqua Wellington could, at its sole discretion, elect not to purchase shares if the threshold price was set at less than $3.00 per share. The aggregate amount to be invested by Acqua Wellington under terms of this agreement was up to a maximum of $23 million in addition to a $2 million draw down, representing 749,063 shares of the Company's common stock, executed on the date of the agreement. From January 2001 through March 29, 2001, the Company sold an additional 1,091,552 shares of its Common Stock for $2,000,000 under this agreement.

The Common Stock Purchase Agreement that the Company entered into with Acqua Wellington provided that Acqua Wellington could purchase shares of Common Stock at a discount of up to 11.0%, to be determined based on the Company's market capitalization at the start of the draw-down period. Additionally, the Company could, at its sole discretion, offer discounts in excess of this amount and on March 28, 2001 did sell 444,444 shares at a discount of 22.5% from the volume weighted average share price for March 26, 2001 which was established as the draw down pricing period. As a result, the Company's existing common stockholders would experience immediate dilution upon the purchase of any shares of the Common Stock by Acqua Wellington.

Effective with the Company's March 30, 2001 filing of its Annual Report on Form 10-K for the year ended December 31, 2000, the Company's registration statement on Form S-3 was rendered ineffective as a result of the Company not meeting SEC requirements for use of a Form S-3 registration statement. Due to the Company's resultant inability to sell registered shares of Common Stock to Acqua Wellington as provided for in the Common Stock Purchase Agreement, the Company terminated its agreement with Acqua Wellington as of May 14, 2001. There were no penalties or other liabilities associated with this termination.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and commercialization of its proposed products. Based on current projections, which are subject to change, management's ability to adjust spending and liquidate certain assets if necessary and potential financing alternatives, the Company's management believes that the current balance of cash and cash equivalents is sufficient to fund its operations, although potentially in some reduced form, through at least fiscal 2001. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Subsequent to the termination of the agreement with Acqua Wellington the Company has begun exploring potential sources of new financing and has had discussions in this regard with Baxter, its largest shareholder and principal supplier. However, there can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all, and the Company's operations could be negatively materially impacted by the need to adjust spending and/or liquidate assets.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's business strategy and expectations contained in "Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the ability of the Company's contract manufacturers to maintain adequate, timely supplies of salable product, the success of the Company's sales and marketing efforts, the development of competing therapies and/or technologies, the terms of any future strategic alliances, the possible need for or availability of additional capital, and the volatility in the market price for the Company's securities) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of whom have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany is contesting whether jurisdiction is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for summary judgment of non-infringement of the patents. The Company opposed this motion and itself moved for summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell's activities constitute infringement under the patent laws, choosing instead to defer such resolution to the Food and Drug Administration ("FDA"). The court further indicated, however, that the Company can revisit these issues with the court depending on the FDA's response
to its consideration of these issues.   Therefore, with recognition of the
Company's right to renew its claim for relief depending on the outcome from the FDA, the court granted AmCell's motion for summary judgment and denied the Company's motion for summary judgment. The Company anticipates communication with the FDA with regard to the court's decision within the next several months.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K.

       (a) Exhibits
           --------
            10.85  License Agreement dated March 28, 2001 between Nexell of
            -----  --------------------------------------------------------
                   California, Inc. and Epimmune Inc. (Confidential treatment
                   ----------------------------------
                   has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.)

            10.86  Non-Incentive Stock Option Agreement dated February 23, 2001
            -----  ------------------------------------------------------------
                   between the Company and William A. Albright, Jr.
                   ------------------------------------------------

       (b) Reports on Form 8-K:
           -------------------

            Not applicable.

      SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    May 15, 2001


                            NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                  (Registrant)




                      By:  /s/  William A. Albright, Jr.
                          -----------------------------------------------------
                          William A. Albright, Jr.
                          Chief Executive Officer and Chief Financial Officer (principal financial officer and authorized to sign on behalf of the registrant)