Form 10-Q
period 2001-06-30
NEXELL THERAPEUTICS INC
filed 2001-08-14
CIK 864009

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                           __________________________

                                   FORM 10-Q

  X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2001

                                       OR


          TRANSITION REPORT PURSUANT TO SECTION 13 OR
-----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            Yes     X     No
                                 -------     --------

    The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on August 1, 2001 was 20,940,509 shares.

                           __________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----


PART I - FINANCIAL INFORMATION                                              Page
                                                                            ----

     Item 1.   Financial Statements:
                 Condensed Consolidated Balance Sheets (unaudited) as of
                  June 30, 2001 and December 31, 2000........................  3

                 Condensed Consolidated Statements of Operations (unaudited)
                  for the three and six months ended June 30, 2001 and 2000..  4

                 Condensed Consolidated Statements of Cash Flows (unaudited)
                  for the six months ended June 30, 2001 and 2000............  5

                 Notes to Condensed Consolidated Financial
                  Statements (unaudited).....................................  6

     Item 2.     Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................ 12

     Item 3.     Quantitative and Qualitative Disclosures about Market Risk.. 18

PART II - OTHER INFORMATION

     Item 1.     Legal Proceedings........................................... 18

     Item 2.     Changes in Securities and Use of Proceeds................... 19

     Item 3.     Defaults upon Senior Securities............................. 19

     Item 4.     Submission of Matters to a Vote of Security Holders......... 19

     Item 5.     Other Information........................................... 20

     Item 6.     Exhibits and Reports on Form 8-K............................ 21

SIGNATURES................................................................... 23

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                        June 30,          December 31,
                                                                                          2001                2000
                                                                                     -------------       -------------
                                     ASSETS
Current assets:
       Cash and cash equivalents                                                     $   6,065,000       $  12,119,000
       Trade receivables net of allowance for doubtful accounts of $47,000 and
         $37,000 at June 30, 2001 and December 31, 2000, respectively                    4,194,000           2,940,000
       Receivables from related party                                                    1,613,000           1,576,000
       Inventory - finished goods                                                        3,110,000           3,831,000
       Short term marketable securities                                                  2,057,000           3,000,000
       Other current assets                                                              4,360,000           3,953,000
                                                                                     -------------       -------------
           Total current assets                                                         21,399,000          27,419,000

Fixed assets, net                                                                        6,959,000           8,164,000
Intangible assets, net                                                                  37,385,000          39,372,000
Other assets                                                                             1,000,000             500,000
                                                                                     -------------       -------------
           Total assets                                                              $  66,743,000       $  75,455,000
                                                                                     =============       =============

                  LIABILITIES
Current liabilities:
       Accounts payable                                                              $   3,062,000       $   3,812,000
       Accounts payable due to related party                                             4,031,000           2,821,000
       Accrued expenses                                                                  3,384,000           2,807,000
       Capital leases - current portion                                                    677,000             638,000
       Deferred revenue - current portion                                                  450,000             450,000
                                                                                     -------------       -------------
         Total current liabilities                                                      11,604,000          10,528,000

Capital lease obligation - non current portion                                           1,563,000           1,912,000
Deferred revenue - non current portion                                                   1,350,000           1,575,000
                                                                                     -------------       -------------
         Total liabilities                                                              14,517,000          14,015,000

Commitments and contingencies                                                                   --                  --

                     SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
  Series A; 78,967 issued and outstanding at June 30, 2001 and                                 100                 100
     December 31, 2000 (liquidation value $81,511,000 and $79,162,000)
  Series B; 63,000 issued and outstanding at June 30, 2001 and                                 100                 100
     December 31, 2000 (liquidation value $63,194,000 and $63,194,000)
Common stock; $.001 par value, 80,000,000 shares authorized,
       20,940,509 and 19,084,894 shares issued and outstanding
       at June 30, 2001 and December 31, 2000, respectively.                                21,000              19,000
Additional paid-in capital                                                             262,081,800         258,188,800
Accumulated other comprehensive income                                                   1,238,000           2,605,000
Accumulated deficit                                                                   (211,115,000)       (199,373,000)
                                                                                     -------------       -------------
 Total shareholders' equity                                                             52,226,000          61,440,000
                                                                                     -------------       -------------
          Total liabilities and shareholders' equity                                 $  66,743,000       $  75,455,000
                                                                                     =============       =============

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                               Three Months Ended                    Six Months Ended
                                                                    June 30,                             June 30,
                                                       -------------------------------     ---------------------------------
                                                            2001              2000               2001               2000
                                                       -------------     -------------     --------------     --------------
Revenue                                                $   4,929,000     $   4,630,000     $    9,768,000     $    9,414,000
Cost of goods sold                                         2,748,000         2,684,000          5,452,000          5,242,000
                                                       -------------     -------------     --------------     --------------
    Gross profit                                           2,181,000         1,946,000          4,316,000          4,172,000
                                                       -------------     -------------     --------------     --------------

Operating expenses:
  Research and development                                 1,489,000         2,923,000          3,755,000          6,082,000
  General and administrative                               1,175,000         3,008,000          2,777,000          5,426,000
  Selling, marketing and distribution                      2,381,000         2,717,000          5,010,000          5,477,000
  Goodwill and intangible assets amortization              1,016,000         1,016,000          2,033,000          2,033,000
  Depreciation                                               763,000           793,000          1,630,000          1,565,000
                                                       -------------     -------------     --------------     --------------
    Total operating expenses                               6,824,000        10,457,000         15,205,000         20,583,000
                                                       -------------     -------------     --------------     --------------

Operating loss                                            (4,643,000)       (8,511,000)       (10,889,000)       (16,411,000)
                                                       -------------     -------------     --------------     --------------

Other (income) expenses:
  Royalty, licensing and other related income                     --            (1,000)                --            (77,000)
  Royalty expense                                                 --                --                 --            100,000
  Interest income                                           (111,000)         (297,000)          (292,000)          (613,000)
  Interest expense                                            70,000                --            137,000                 --
  Other, net                                                  52,000            41,000             63,000            164,000
                                                       -------------     -------------     --------------     --------------
    Total other (income) expenses                             11,000          (257,000)           (92,000)          (426,000)
                                                       -------------     -------------     --------------     --------------
Net loss                                                  (4,654,000)       (8,254,000)       (10,797,000)       (15,985,000)

Preferred stock dividends                                 (1,654,000)       (1,587,000)        (3,295,000)        (3,162,000)
                                                       -------------     -------------     --------------     --------------
Net loss applicable to common stock                    $  (6,308,000)    $  (9,841,000)    $  (14,092,000)    $  (19,147,000)
                                                       =============     =============     ==============     ==============

Basic and diluted loss per share                       $       (0.30)    $       (0.53)    $        (0.69)    $        (1.04)
                                                       -------------     -------------     --------------     --------------


Weighted average number of shares of common stock
 outstanding-basic and diluted                            20,935,000        18,675,000         20,450,000         18,468,000
                                                          ==========        ==========        ===========        ===========

         The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                      Six months ended June 30,
                                                                                 ------------------------------------
                                                                                      2001                   2000
                                                                                 --------------         -------------
Cash flows from operating activities:
  Net loss...................................................................    $  (10,797,000)        $ (15,985,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................         3,717,000             3,685,000
     Noncash compensation....................................................            28,000               128,000
     Loss from disposal of equipment.........................................           107,000                19,000
     Amortization of deferred revenue........................................          (225,000)                   --
     Asset impairment charge.................................................                --                90,000
     Changes in operating assets and liabilities:
       Increase in trade receivables..........................................        (1,254,000)          (1,045,000)
       (Increase) decrease in receivable from related party...................           (37,000)             432,000
       Decrease in inventory..................................................           721,000              930,000
       Increase in other current assets and other assets......................        (1,007,000)          (1,499,000)
       Increase (decrease) in accounts payable and accrued expenses...........          (173,000)             333,000
       Increase in accounts payable to related party..........................         1,210,000              730,000
                                                                                 ---------------        -------------
     Net cash used in operating activities....................................        (7,710,000)         (12,182,000)

Cash flows from investing activities:
  Purchases of equipment.....................................................           (584,000)            (712,000)
  Proceeds from sales of equipment...........................................             53,000               77,000
                                                                                 ---------------        -------------
     Net cash used in investing activities...................................           (531,000)            (635,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection with the
   exercise of warrants/options..............................................                 --            3,083,000
  Proceeds from issuance of common stock, net................................          3,867,000                   --
  Payment of preferred dividends.............................................           (945,000)            (945,000)
  Repayment of capital leases................................................           (310,000)                  --
                                                                                 ---------------        -------------
     Net cash provided by financing activities...............................          2,612,000            2,138,000

Effect of exchange rate changes on cash......................................           (425,000)             (14,000)
                                                                                 ---------------        -------------
Net decrease in cash and cash equivalents....................................         (6,054,000)         (10,693,000)

Cash and cash equivalents at beginning of period.............................         12,119,000           28,695,000
                                                                                 ---------------        -------------

Cash and cash equivalents at end of period...................................    $     6,065,000        $  18,002,000
                                                                                 ===============        =============

Supplemental disclosure of cash flow information:
  Cash paid for interest                                                                $137,000                   --
  Cash paid for income taxes                                                            $ 22,000              $75,000

 .  Non-cash investing and financing activities:

 . The Company recognized a net unrealized loss on securities held for investment of $943,000 and a net unrealized gain of $3,849,000 in the six months ended June 30, 2001 and 2000, respectively, which are included as a component of comprehensive loss.


         The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2001
                                  (unaudited)

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

(3)  Comprehensive Loss

     Comprehensive loss consists of net loss, net unrealized gain (loss) on investment securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders' equity.

                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                 ----------------------------------------------------------------------
                                                     2001                2000                2001                2000
                                                 ----------------------------------------------------------------------
     Net loss                                    $(4,654,000)       $( 8,254,000)       $(10,797,000)       $(15,985,000)
     Translation adjustment                         (250,000)            (16,000)           (424,000)            (31,000)
     Net unrealized gain (loss) in
      investment securities                          300,000           3,849,000            (943,000)          3,849,000
                                                 -----------        ------------       ------------        ------------
     Total comprehensive loss                    $(4,604,000)       $ (4,421,000)       $(12,164,000)       $(12,167,000)
                                                 ===========        ============        ============        ============

     The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive loss was $(605,000) and $(181,000) at June 30, 2001 and December 31, 2000, respectively. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive loss was $1,843,000 and $2,786,000 at June 30, 2001 and December 31, 2000, respectively.

     No income tax expense or benefit was allocated to the foreign currency translation adjustments or to the net unrealized gain (loss) in investments recorded in 2001 and 2000 due to the Company's significant net operating loss tax carryforwards.

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

     Stock options and warrants, excluding Class A performance warrants, to purchase 6,117,347 and 4,394,163 shares of Nexell Common Stock ("Common Stock") were outstanding at June 30, 2001 and 2000, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(5)  Investments

     The Company owns 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc., representing an approximately 2% ownership at June 30, 2001. Included in comprehensive loss for the six months ended June 30, 2001 is the unrealized gain recorded for this investment to adjust to fair market value at June 30, 2001. The above investment is included in "short term marketable securities" on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security under Statement of Financial Accounting Standards No. 115-"Accounting for Certain Investments in Debt and Equity Securities". Accordingly, this investment is reported at fair value, with the unrealized gain reported as a component of accumulated other comprehensive loss, a separate component of shareholders equity.

(6)  License Agreement

     On March 28, 2001, the Company reached an agreement whereby it was granted a non-exclusive license to certain cancer antigens for use in the Company's dendritic cell vaccine program by Epimmune, Inc. In consideration of this agreement the Company committed to payment of an up front license fee and future royalties and milestone payments based on future sales, if any.

(7)  Common Stock Purchase Agreement and Subsequent Termination

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

(8)   Geographic Information

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

                                            Three Months Ended                            Six Months Ended
                                      --------------------------------           -----------------------------------
                                       June 30,             June 30,              June 30,               June 30,
                                         2001                 2000                  2001                   2000
                                      ----------            ----------           -----------             -----------
Revenues by Geographic Area:
United States                         $2,824,000            $3,032,000           $ 5,561,000             $ 5,894,000
Europe                                 1,516,000             1,520,000             3,287,000               3,268,000
Rest of World                            589,000                78,000               920,000                 252,000
                                      ----------            ----------            ----------             -----------
                                      $4,929,000            $4,630,000           $ 9,768,000             $ 9,414,000
                                      ==========            ==========           ===========             ===========

Operating loss by Geographic Area:
United States                         $3,161,000            $6,899,000           $ 7,548,000             $13,156,000
Europe                                 1,091,000             1,499,000             2,697,000               2,934,000
Rest of World                            391,000               113,000               644,000                 321,000
                                      ----------            ----------            ----------             -----------
                                      $4,643,000            $8,511,000           $10,889,000             $16,411,000
                                      ==========            ==========           ===========             ===========

(9)   Agreement with Baxter Healthcare Corporation and Business Restructure

      On June 12, 2001, the Company announced that it had signed a letter of intent to transfer worldwide sales, marketing and distribution rights for its cell processing products, including the Isolex(R) 300i Magnetic Cell Selection System, to Baxter Healthcare Corporation. On August 7, 2001, the Company announced signing of a definitive agreement pursuant to the letter of intent. Subject to obtaining certain third party consents and fulfillment of certain closing conditions, this transaction is intended to allow the Company to outsource most near-term market support requirements to enable it to focus on clinical development of specific therapeutic applications of its proprietary technology. The Company expects closing of the transaction to occur by October 1, 2001. The Company expects to realize net proceeds of approximately $4.3 million in exchange for the transfer of certain assets at net book value under this agreement.

      Concurrently, on June 12, 2001, the Company announced its intent to restructure its business to streamline ongoing operations and reduce spending. The Company plans to reduce staffing by approximately two-thirds, including a reduction of 18 employees on July 24, 2001, focusing its organization exclusively on therapeutic product development. Certain existing Nexell employees are expected to be offered employment with Baxter pursuant to the definitive agreements announced on August 7, 2001. Upon implementation of this restructure plan, the Company will take a charge related to severance and/or related costs and the transfer of distribution responsibilities, with the impact of spending reductions expected to be reflected in operating results in the quarter following implementation.

(10)  Anti-Dilution Adjustments

      As a result of the issuance by the Company of common stock during the first quarter of 2001 to Acqua Wellington North American Equities Fund, Ltd., and certain stock options to employees during the first half of 2001, the exercise price for the Company's publicly traded warrants (Nasdaq: NEXLW), which had been $5.416 per share, has been adjusted to $5.105 per share, and each Warrant now entitles the holder to purchase .2938 of a share of common stock of the Company, instead of .2769 of a share of common stock of the Company.

      There have also been comparable adjustments to the Company's privately placed Series B Preferred Stock and Class B Warrants. The conversion price of the Series B Preferred Stock has been adjusted from $11 to $10.218, and the aggregate number of shares of common stock into which the Series B Preferred Stock may be converted has changed from 5,727,272 to 6,165,590. The exercise price for the Class B Warrants has been adjusted from $12 to $11.129 and the aggregate number of shares of common stock for which the Class B Warrants may be exercised has changed from 750,000 to 808,676.

(11)  New Accounting Standards

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS
                                                     ---------------------
      141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141
                          ------------------------------------
      requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for
                                                               --------------
      the Impairment of Long-Lived Assets and for Long-Lived Assets to Be
          ---------------------------------------------------------------
      Disposed Of.
      -----------

      The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

      SFAS 141 will require, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

      In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

      As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $10,177,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000 for the year ended December 31, 2000 and $739,000 and $1,478,000 for the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On June 12, 2001, the Company announced that it had signed a letter of intent to transfer worldwide sales, marketing and distribution rights for its cell processing products, including the Isolex(R) 300i Magnetic Cell Selection System, to Baxter Healthcare Corporation. On August 7, 2001, the Company announced signing of a definitive agreement pursuant to the letter of intent. The Company expects closing of the transaction to occur by October 1, 2001. The Company expects to realize net proceeds of approximately $4.3 million in exchange for the transfer of certain assets at net book value under this agreement. Upon closing of this transaction, substantially all of the Company's current revenue-producing activities will cease and the Company will focus on development of new cellular therapy products.

The Company intends to restructure its business to streamline ongoing operations with that focus and reduce spending. Accordingly, the Company plans to reduce staffing by approximately two-thirds, which commenced with a reduction of 18 employees on July 24, 2001. Certain existing Nexell employees are expected to be offered employment with Baxter pursuant to the definitive agreements announced on August 7, 2001. Upon closing of the transaction with Baxter, the Company will take a one-time charge related to severance and/or related costs and the transfer of distribution responsibilities, with the impact of spending reductions expected to be reflected in operating results in the quarter following implementation. It is expected that this transaction, when fully implemented, will result in a decrease in cash use from historical levels.

Three Months Ended June 30, 2001 and 2000
-----------------------------------------
Sales were $4,929,000 for the quarter ended June 30, 2001, an increase of $299,000 or 6% from $4,630,000 for the quarter ended June 30, 2000. Included in net sales for the quarters ending June 30, 2001 and 2000 are potentially non-recurring sales of raw materials to a manufacturer, some of which the manufacturer uses in the production of finished goods which are subsequently sold to the Company and others. These sales are sporadic in nature as they are dependent, among other factors, on the customer's production schedule, which in turn is somewhat dependent on the Company's sales forecasts. In the second quarter of 2001, these sales totaled $341,000 versus $359,000 for the comparable period in the prior year.

Gross profit was $2,181,000 or 44% for the quarter ended June 30, 2001, an increase of $235,000 from $1,946,000 or 42% for the quarter ended June 30, 2000. This increase was principally the result of changes in sales mix.

Total operating expenses were $6,824,000 for the three months ended June 30, 2001, a decrease of $3,633,000 or 35% over the quarter ended June 30, 2000. This decrease primarily was due to focused headcount and employee related expense reductions as a result of the Company's strategic planning process which was implemented in October 2000.

Research and development expenses decreased by $1,434,000 or 49% from $2,923,000 for the three months ended June 30, 2000 to $1,489,000 for the three months ended June 30, 2001. The decrease was primarily the result of the expense reductions initiated in October 2000 and more focused research and development efforts resulting from following completion of the Company's strategic planning process.

General and administrative expenses decreased by $1,833,000 or 61% from $3,008,000 in the second quarter of 2000 to $1,175,000 in the second quarter of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000.

Selling, marketing and distribution expenses decreased by $336,000 or 12% from $2,717,000 in the second quarter of 2000 to $2,381,000 in the second quarter of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000, although this category of expenses was less impacted by the expense reductions of October 2000 as management considered sales, marketing and distribution expenditures to be at an appropriate level based upon continued focus on revenue stabilization and growth.

Other expense was $11,000 in the second quarter of 2001 compared to other income of $257,000 in the second quarter of 2000. This was principally the result of a decrease in interest income related to carrying lower cash balances in 2001 and interest expense on capital lease obligations entered into in December 2000.

The foregoing resulted in a net loss of $4,654,000 and a net loss applicable to common stock of $6,308,000 for the quarter ended June 30, 2001. This represented a decrease in net loss of $3,600,000 or 44% and a decrease in the net loss applicable to common stock of $3,533,000 or 36% from the quarter ended June 30, 2000.

Six Months Ended June 30, 2001 and 2000
---------------------------------------
Sales were $9,768,000 for the six months ended June 30, 2001, an increase of $354,000 or 4% from $9,414,000 for the six months ended June 30, 2000. Included in net sales for the periods ending June 30, 2001 and 2000 are potentially non-recurring sales of raw materials to a manufacturer, as discussed above. In the first six months of 2001, these sales totaled $807,000 versus $654,000 for the comparable period in the prior year. Management cannot predict the amount and timing of such future sales, if any.

Gross profit was $4,316,000 or 44% for the six months ended June 30, 2001, an increase of $144,000 from $4,172,000 or 44% for the six months ended June 30, 2000.

Total operating expenses were $15,205,000 for the six months ended June 30, 2001, a decrease of $5,378,000 or 26% over the six months ended June 30, 2000. This decrease was primarily due to focused headcount and employee related expense reductions as a result of the Company's strategic planning process which was implemented in October 2000.

Research and development expenses decreased by $2,327,000 or 38% from $6,082,000 for the six months ended June 30, 2000 to $3,755,000 for the six months ended June 30, 2001. The decrease was primarily the result of the expense reductions initiated in October 2000 and more focused research and development efforts following completion of the Company's strategic planning process.

General and administrative expenses decreased by $2,649,000 or 49% from $5,426,000 in the first six months of 2000 to $2,777,000 in the first six months of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000.

Selling, marketing and distribution expenses decreased by $467,000 or 9% from $5,477,000 in the first six months of 2000 to $5,010,000 in the first six months of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000, although this category of expenses was less impacted by the expense reductions of October 2000 as management considered sales, marketing and distribution expenditures to be at an appropriate level based upon continued focus on revenue stabilization and growth.

Other income was $92,000 in the first six months of 2001 compared to $426,000 in the first six months of 2000. This was principally the result of a decrease in interest income related to carrying lower cash balances in 2001 and interest expense on capital lease obligations entered into in December 2000.

The foregoing resulted in a net loss of $10,797,000 and a net loss applicable to common stock of $14,092,000 for the six months ended June 30, 2001. This represented a decrease in net loss of $5,188,000 or 32% and a decrease in the net loss applicable to common stock of $5,055,000 or 26% from the six months ended June 30, 2000.

Liquidity and Capital Resources
-------------------------------
The Company had $6,065,000 in cash and cash equivalents as of June 30, 2001 as compared to $12,119,000 as of December 31, 2000. Working capital was $9,795,000 at June 30, 2001 as compared to $16,891,000 at December 31, 2000. The $6,054,000 decrease in cash and cash equivalents in the first six months of 2001 resulted from cash used in the operations of the Company of $7,710,000 and net purchases of equipment totaling $531,000. These were partially offset by cash proceeds of $3,867,000 from the sale of common stock less payments of preferred dividends of $945,000 and capital lease obligations of $310,000. The decrease in working capital of $7,096,000 resulted principally from the decrease in cash and cash equivalents.

Net cash used in operations was $7,710,000 in the first six months of 2001 compared to $12,182,000 in the first six months of 2000, a decrease of $4,472,000. Operating cash used decreased in the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 primarily as a result of the decrease in net loss of $5,188,000. This was partially offset by timing factors affecting the balances in operating assets and liabilities.

Net cash used in investing activities was $531,000 in the first six months of 2001 compared to cash used in investing activities of $635,000 in the first six months of 2000.

Net cash provided by financing activities was $2,612,000 in the six months ended June 30, 2001 compared to $2,138,000 in the six months ended June 30, 2000. Cash provided by financing activities in the first six months of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,867,000 partially offset by payments on capital lease obligations of $310,000 and payment of preferred dividends of $945,000. In the first six months of 2000, the Company realized proceeds from issuance of common stock in connection with option and warrant exercises of $3,083,000 that were partially offset by preferred dividend payments of $945,000.

Cash dividends are payable on the Company's Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,890,000 per year.

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

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and ultimate commercialization of its proposed cellular therapy products. Based on current projections, which include closing of the transaction with Baxter by October 1, 2001 and which are subject to change, decreased spending as a result of the Baxter transaction and the Company's planned restructure and management's ability to liquidate certain assets if necessary, the Company's management believes that the current balance of cash and cash equivalents is sufficient to fund its remaining operations through at least fiscal 2001. Thereafter, the Company will require additional funds, which it may seek to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all, and the Company's operations could be negatively materially impacted by the need to further adjust spending and/or liquidate assets.

New Accounting Standards
------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141),
                                               ---------------------
and SFAS 142, Goodwill and Other Intangible Assets.  SFAS 141 requires that the
              ------------------------------------
purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the
                                                         ------------------
Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.
---------------------------------------------------------------------------

The Company is required to adopt the provisions of SFAS 141 immediately, except with regard to business combinations initiated prior to July 1, 2001, which it expects to account for using the pooling-of-interests method, and SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS 142.

SFAS 141 will require, upon adoption of SFAS 142 on January 1, 2002, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $10,177,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000 for the year ended December 31, 2000 and $739,000 and $1,478,000 for the three and six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, including the proposed transaction with Baxter, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the response of the market to the Company's new business strategy, ability of the Company to develop new cellular therapy products, timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, the need for or availability of additional capital, and the volatility in the market price for the Company's securities) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk
------------------
The Company maintains excess cash in a mutual fund, the "BlackRock Low Duration Bond Portfolio" (the "fund"), which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. Additionally, the Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.

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

Foreign Currency Risk
---------------------
Changes in foreign exchange rates, and in particular a strengthening of the U.S. dollar, may negatively affect the Company's consolidated sales and gross margins as expressed in U.S. dollars. To date, the Company has not entered into any foreign exchange contracts to hedge its exposure to foreign exchange rate fluctuations. However, if its international operations grow, the Company may enter into foreign exchange contracts to manage its foreign exchange risk.


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of whom have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany is contesting whether jurisdiction is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for summary judgment of non-infringement of the patents. The Company opposed this motion and itself moved for summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell's activities constitute infringement under the patent laws, choosing instead to defer such resolution to the Food and Drug Administration ("FDA"). The court further indicated, however, that the Company can revisit these issues with the court depending on the FDA's response to its consideration of these issues. Therefore, with recognition of the Company's right to renew its claim for relief depending on the outcome from the FDA, the court granted AmCell's motion for summary judgment and denied the Company's motion for summary judgment. Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein. The Company's motion remains pending at this time. Also following entry of the court's order, inquiry was made at the FDA concerning the court's deference to the FDA on the question of infringement under the relevant patent laws. In this regard, the Company has received notification from the FDA that the FDA declines to engage in the activity requested in the court's order. It is unclear at this time how the court shall respond to this notification from the FDA.

Item 2.  Changes in Securities and Use of Proceeds.

As a result of the issuance by the Company of (i) common stock on January 8, 2001, March 6, 2001 and March 28, 2001 to Acqua Wellington North American Equities Fund, Ltd., and (ii) certain stock options to employees through April 27, 2001, the exercise price for the Company's publicly traded warrants (Nasdaq:
NEXLW), which had been $5.40 per share, has been adjusted to $5.105 per share, and each Warrant entitles the holder to purchase .2938 of a share of common stock of the Company, instead of .2769 of a share of common stock of the Company. These additional 22,000 shares issuable upon exercise of the warrants have not been registered under the Securities Act of 1933 and unless and until such time as a registration statement pertaining to such shares is in effect under the Securities Act, such shares will constitute "restricted securities" under the Securities Act and may only be sold or transferred in accordance with the Securities Act or an exemption therefrom.

There have also been comparable adjustments to the Company's privately placed Series B Preferred Stock and Class B Warrants. The conversion price of the Series B Preferred Stock has been adjusted from $11 to $10.218, and the aggregate number of shares of common stock into which the Series B Preferred Stock may be converted has changed from 5,727,272 to 6,165,590. The exercise price for the Class B Warrants has been adjusted from $12 to $11.129 and the aggregate number of shares of common stock for which the Class B Warrants may be exercised has changed from 750,000 to 808,676.

Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

The 2001 annual meeting of stockholders of the Company was held on June 21, 2001. The following matters were voted upon at the meeting: (i) to elect as directors of the Company of each of Richard L. Dunning, Eric A. Rose, M.D., Victor W. Schmitt, C. Richard Piazza, Joseph A. Mollica, M.D., Richard L. Casey, Daniel Levitt and William A. Albright, Jr.; (ii) to approve an amendment to the Company's 1997 Incentive and Non-Incentive Stock Option Plan to increase the number of shares of Common Stock issuable thereunder from 1,312,500 shares to 2,262,500 shares; and (iii) to ratify the appointment of KPMG LLP as independent auditors of the Company for the year ended December 31, 2001.

                                                               Authority
          Matter Voted                  Votes Cast For          Withheld
========================================================================
1.     Election of Directors
------------------------------------------------------------------------
       Richard L. Dunning                 18,705,120             361,245
------------------------------------------------------------------------
       Eric A. Rose, M.D.                 18,605,515             460,850
------------------------------------------------------------------------
       Victor W. Schmitt                  18,626,513             439,852
------------------------------------------------------------------------
       C. Richard Piazza                  18,705,926             360,439
------------------------------------------------------------------------
       Joseph A. Mollica, M.D.            18,707,939             358,426
------------------------------------------------------------------------
       Richard L. Casey                   18,705,146             361,219
------------------------------------------------------------------------
       Daniel Levitt                      18,701,024             365,341
------------------------------------------------------------------------
       William A. Albright, Jr.           18,688,605             377,760
------------------------------------------------------------------------



                                         Votes Cast                          Broker
-----------------------------------------------------------------------------------
                                      For        Against    Abstentions   Non-Votes
===================================================================================
2.    Approval of amendment to     18,007,736    998,997       59,632            --
      1997 Option Plan
-----------------------------------------------------------------------------------
3.    Ratification of KPMG LLP     18,956,325     63,459       46,581            --
-----------------------------------------------------------------------------------

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits
              --------

              2.4 Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and NCI (1)

              2.5 Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (1)

              2.6 Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (1)

              3.1 The Company's Amended and Restated Certificate of Incorporation as amended to date (1)

              3.2 The Company's Amended and Restated By-Laws as amended to date (1)

              4.4 Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company (1)

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

              4.7 The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (1)

              4.8 The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (1)

              4.9 The Company's Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in
                        Exhibit 3.1 above)

              10.87 Termination Letter with Acqua Wellington North American Equities Fund, Ltd.

              10.88 The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-64138) filed with the Commission on June 29, 2001).

              (1) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference thereto

         (b)  Reports on Form 8-K:
              -------------------

The Company filed a Current Report on Form 8-K on June 14, 2001, under Item 5, announcing a letter of intent with Baxter Healthcare Corporation.

                                 EXHIBIT INDEX
                                 -------------

         10.87 Termination Letter with Acqua Wellington North American Equities Fund, Ltd.

         10.88 The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as amended to date (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on
                   Form S-8 (Registration No. 333-64138) filed with the Commission on June 29, 2001)

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 14, 2001

                            NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                  (Registrant)




                            By:  /s/  William A. Albright, Jr.
                                 ---------------------------------------------
                                 William A. Albright, Jr.
                                 Chief Executive Officer and Chief Financial
                                 Officer (principal financial officer and
                                 authorized to sign on behalf of the registrant)