Form 10-Q
period 2001-09-30
NEXELL THERAPEUTICS INC
filed 2001-11-14
CIK 864009

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549
                          __________________________

                                   FORM 10-Q

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
 ---  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended September 30, 2001

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

                            Yes     X     No
                                 -------      -------

    The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on November 7, 2001 was 20,940,509 shares.

                           ________________________

                           NEXELL THERAPEUTICS INC.

                                     INDEX
                                     -----

PART I - FINANCIAL INFORMATION                                          Page
                                                                        ----
Item 1.   Financial Statements:
            Condensed Consolidated Balance Sheets (unaudited) as of
            September 30, 2001 and December 31, 2000...................   3

            Condensed Consolidated Statements of Operations (unaudited)
            for the three and nine months ended September 30, 2001
            and 2000...................................................   4

            Condensed Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended September 30, 2001 and 2000......   5

            Notes to Condensed Consolidated Financial
            Statements (unaudited).....................................   6

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................   12

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..   20

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings..........................................    21

Item 2.   Changes in Securities and Use of Proceeds..................    21

Item 3.   Defaults upon Senior Securities............................    21

Item 4.   Submission of Matters to a Vote of Security Holders........    21

Item 5.   Other Information..........................................    21

Item 6.   Exhibits and Reports on Form 8-K...........................    22

SIGNATURES...........................................................    24

EXHIBIT INDEX........................................................    25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                   NEXELL THERAPEUTICS INC. and Subsidiaries
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                    September 30,      December 31,
                                                                                        2001              2000
                                                                                  ---------------    --------------
                                ASSETS
Current assets:
  Cash and cash equivalents                                                       $     8,767,000    $   12,119,000
  Trade receivables net of allowance for doubtful accounts of zero and
  $37,000 at September 30, 2001 and December 31, 2000, respectively                        20,000         2,940,000
  Receivables from related party                                                        4,040,000         1,576,000
  Inventory - finished goods                                                              286,000         3,831,000
  Short term marketable securities                                                      1,029,000         3,000,000
       Other current assets                                                             1,620,000         3,953,000
                                                                                  ---------------    --------------
       Total current assets                                                            15,762,000        27,419,000

Fixed assets, net                                                                       3,429,000         8,164,000
Intangible assets, net                                                                 33,723,000        39,372,000
Other assets                                                                            1,000,000           500,000
                                                                                  ---------------    --------------
       Total assets                                                               $    53,914,000    $   75,455,000
                                                                                  ===============    ==============

                            LIABILITIES
Current liabilities:
  Accounts payable                                                               $      3,086,000    $    3,812,000
  Accounts payable due to related party                                                        --         2,821,000
  Accrued expenses                                                                      7,493,000         2,807,000
  Capital leases - current portion                                                             --           638,000
  Deferred revenue - current portion                                                      450,000           450,000
                                                                                  ---------------    --------------
       Total current liabilities                                                       11,029,000        10,528,000

Capital lease obligation - non current portion                                                 --         1,912,000
Deferred revenue - non current portion                                                  1,275,000         1,575,000
                                                                                  ---------------    --------------
       Total liabilities                                                               12,304,000        14,015,000

Commitments and contingencies                                                                  --                --

                      SHAREHOLDERS' EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
  Series A; 78,967 issued and outstanding at September 30, 2001 and                           100               100
     December 31, 2000 (liquidation value $82,706,000 and $79,162,000)
  Series B; 63,000 issued and outstanding at September 30, 2001 and                           100               100
     December 31, 2000 (liquidation value $63,666,000 and $63,194,000)
Common stock; $.001 par value, 80,000,000 shares authorized,
     20,940,509 and 19,084,894 shares issued and outstanding
     at September 30, 2001 and December 31, 2000, respectively.                            21,000            19,000
Additional paid-in capital                                                            262,081,800       258,188,800
Accumulated other comprehensive income                                                    857,000         2,605,000
Accumulated deficit                                                                  (221,350,000)     (199,373,000)
                                                                                  ---------------    --------------
       Total shareholders' equity                                                      41,610,000        61,440,000
                                                                                  ---------------    --------------
       Total liabilities and shareholders' equity                                 $    53,914,000    $   75,455,000
                                                                                  ===============    ==============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                      -----------------------------    ------------------------------
                                                           2001            2000             2001            2000
                                                      -------------    ------------    -------------    -------------
Revenue                                               $   3,262,000    $  4,498,000    $  13,030,000    $  13,912,000
Cost of goods sold                                        3,099,000       2,746,000        8,552,000        7,988,000
                                                      -------------    ------------    -------------    -------------
 Gross profit                                                163,000       1,752,000        4,478,000        5,924,000
                                                      -------------    ------------    -------------    -------------
Operating expenses:
  Research and development                                1,545,000       2,609,000        5,300,000        8,691,000
  General and administrative                              2,758,000       4,031,000        5,535,000        9,456,000
  Selling, marketing and distribution                       972,000       2,459,000        5,982,000        7,936,000
  Goodwill and intangible assets amortization             1,055,000       1,017,000        3,088,000        3,050,000
  Impairment of intangible assets                         2,637,000              --        2,637,000               --
  Depreciation                                              618,000         807,000        2,248,000        2,373,000
                                                      -------------    ------------    -------------    -------------
    Total operating expenses                              9,585,000      10,923,000       24,790,000       31,506,000
                                                      -------------    ------------    -------------    -------------
Operating loss                                           (9,422,000)     (9,171,000)     (20,312,000)     (25,582,000)
                                                      -------------    ------------    -------------    -------------
Other (income) expenses:
  Royalty, licensing and other related income                (2,000)         (1,000)          (2,000)         (77,000)
  Royalty expense                                                --              --               --          100,000
  Interest income                                           (58,000)       (350,000)        (350,000)        (963,000)
  Interest expense                                           44,000              --          181,000               --
  Gain on sale of equity investments                             --      (3,231,000)              --       (3,231,000)
  Other, net                                                105,000         (97,000)         167,000           67,000
                                                      -------------    ------------    -------------    -------------
     Total other (income) expenses                           89,000      (3,679,000)          (4,000)      (4,104,000)
                                                      -------------    ------------    -------------    -------------

Net loss                                                 (9,511,000)     (5,492,000)     (20,308,000)     (21,478,000)

Preferred stock dividends                                (1,666,000)     (1,587,000)      (4,961,000)      (4,751,000)
                                                      -------------    ------------    -------------    -------------


Net loss applicable to common stock                   $ (11,177,000)   $ (7,079,000)   $ (25,269,000)   $ (26,229,000)
                                                      =============    ============    =============    =============


Basic and diluted loss per share                      $       (0.53)   $      (0.37)   $       (1.23)   $       (1.41)
                                                      -------------    ------------    -------------    -------------


Weighted average number of shares of common stock
 outstanding-basic and diluted                           20,941,000      19,016,000       20,615,000       18,652,000
                                                      =============    ============    =============    =============

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                   NEXELL THERAPEUTICS INC. and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                Nine months ended September 30,
                                                                             -----------------------------------
                                                                                    2001               2000
                                                                             ----------------     --------------
Cash flows from operating activities:
  Net loss...................................................................   $ (20,308,000)     $ (21,478,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization...........................................       5,336,000          5,423,000
     Noncash compensation....................................................              --          1,549,000
     (Gain) loss from disposal of equipment..................................        (259,000)            10,000
     Gain on sale of equity investments......................................              --         (3,231,000)
     Amortization of deferred revenue........................................        (300,000)          (112,000)
     Asset impairment charge.................................................       2,637,000            100,000
     Changes in operating assets and liabilities, net of dispositions:
      Increase in trade receivables..........................................      (1,043,000)        (1,151,000)
      (Increase) decrease in receivable from related party...................         208,000           (403,000)
      Decrease in inventory..................................................       1,244,000          1,003,000
      Increase in other current assets and other assets......................        (714,000)        (2,110,000)
      Increase in accounts payable, accrued expenses and accounts payable to        5,278,000          5,730,000
       related parties.......................................................     -----------        -----------

     Net cash used in operating activities...................................      (7,921,000)       (14,670,000)

Cash flows from investing activities:
  Purchases of equipment.....................................................        (584,000)        (1,089,000)
  Proceeds from sales of equipment...........................................          62,000            139,000
  Proceeds from asset sale to Baxter.........................................       2,586,000                 --
                                                                                -------------      -------------
     Net cash provided by (used in) investing activities.....................       2,064,000           (950,000)

Cash flows from financing activities:
  Proceeds from issuance of common stock in connection with the
     exercise of warrants/options............................................              --          4,047,000
  Proceeds from sale of equity investments...................................              --          3,818,000
  Proceeds from issuance of common stock, net................................       3,895,000                 --
  Payment of preferred dividends.............................................        (945,000)          (945,000)
  Payment of dividends to minority shareholders of subsidiary................        (251,000)                --
  Repayment of capital leases................................................        (417,000)                --
                                                                                -------------      -------------
     Net cash provided by financing activities...............................       2,282,000          6,920,000
Effect of exchange rate changes on cash......................................         223,000           (405,000)
                                                                                -------------      -------------
Net decrease in cash and cash equivalents....................................      (3,352,000)        (9,105,000)
Cash and cash equivalents at beginning of period.............................      12,119,000         28,695,000
                                                                                -------------      -------------
Cash and cash equivalents at end of period...................................  $    8,767,000      $  19,590,000
                                                                                =============      =============
Supplemental disclosure of cash flow information:
 Cash paid for interest............................                            $      181,000                 --
 Cash paid for income taxes........................                            $       22,000      $      19,000

Non-cash investing and financing activities:
 . The Company recognized a net unrealized loss on securities held for investment of $1,971,000 and a net unrealized gain of $4,193,000 in the nine months ended September 30, 2001 and 2000, respectively, which are included as a component of comprehensive loss.


   The accompanying notes are an integral part of the condensed consolidated financial statements

                   NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                  (unaudited)

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

(2)  Principles of Consolidation

   These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. ("NCI" or "Nexell California") and its subsidiaries, VIMRX Genomics, Inc. ("VGI"), Innovir Laboratories, Inc. ("Innovir") and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)  Comprehensive Loss

   Comprehensive loss consists of net loss, net unrealized gain (loss) on investment securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders' equity.

                                        Three Months Ended September 30,      Nine Months Ended September 30,
                                        -----------------------------------------------------------------------
                                            2001               2000               2001               2000
                                        -----------------------------------------------------------------------

Net loss                                   $(9,511,000)      $ (5,492,000)      $(20,308,000)      $(21,478,000)
Translation adjustment                         646,000           (383,000)           222,000           (414,000)
Net unrealized gain (loss) in
 investment securities                      (1,027,000)           344,000         (1,970,000)         4,193,000
                                           -----------       ------------       ------------       ------------
Total comprehensive loss                   $(9,892,000)      $( 5,531,000)      $(22,056,000)      $(17,699,000)
                                           ===========       ============       ============       ============

   The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income was $(24,000) and $(246,000) at September 30, 2001 and December 31, 2000, respectively. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive income was $881,000 and $2,851,000 at September 30, 2001 and December 31, 2000, respectively.

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

   Stock options and warrants, excluding Class A performance warrants, to purchase 4,445,776 and 4,716,377 shares of Nexell Common Stock ("Common Stock") were outstanding at September 30, 2001 and 2000, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(5)  Investments

   The Company owns 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc., representing an approximately 2% ownership at September 30, 2001. Included in comprehensive loss for the nine months ended September 30, 2001 is the unrealized loss recorded for this investment to adjust to fair market value at September 30, 2001. The above investment is included in "short term marketable securities" on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security at fair value, with the unrealized gain reported as a component of accumulated other comprehensive income.

(6)  Geographic Information

   The Company operates in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Effective with the completion of the Baxter transaction (see Note
   7) on August 31, 2001, all assets are now held in the United States. Summary comparative operating results for the United States and the rest of the world follows:

                                                      Three Months Ended             Nine Months Ended
                                                -------------------------------     ------------------------------------
                                                September 30,     September 30,      September 30,        September 30,
                                                         2001              2000               2001                 2000
                                                -------------     -------------      -------------        --------------
Revenues by Geographic Area:
United States                                    $ 2,082,000           $2,809,000         $ 7,643,000          $ 8,666,000
Europe                                             1,001,000            1,557,000           4,288,000            4,825,000
Rest of World                                        179,000              132,000           1,099,000              421,000
                                                 -----------           ----------         -----------          -----------
                                                 $ 3,262,000           $4,498,000         $13,030,000          $13,912,000
                                                 ===========           ==========         ===========          ===========

Operating loss by Geographic Area:
United States                                    $ 7,319,000           $6,633,000         $14,868,000          $19,001,000
Europe                                             1,509,000            2,337,000           4,206,000            5,894,000
Rest of World                                        594,000              201,000           1,238,000              687,000
                                                 -----------           ----------         -----------          -----------
                                                 $ 9,422,000           $9,171,000         $20,312,000          $25,582,000
                                                 ===========           ==========         ===========          ===========

(7)  Agreement with Baxter Healthcare Corporation and Business Restructure

   On June 12, 2001, the Company announced that it had signed a letter of intent to transfer worldwide sales, marketing and distribution rights for its cell processing products, including the Isolex(R) 300i Magnetic Cell Selection System, to Baxter Healthcare Corporation ("Baxter"). This transaction was completed on August 31, 2001. This agreement was intended to allow the Company to outsource most near-term market support requirements to enable it to focus on clinical development of specific therapeutic applications of its proprietary technology. This will have the impact of significantly reducing the Company's operating expenses and cash use due to the elimination of direct sales, marketing and distribution headcount and the reduction of related support infrastructure. The Company currently has 25 full-time permanent employees versus 105 at December 31, 2000 as a result of these reductions. Further, the impact of severance and related costs associated with these reductions was limited since many of the sales and marketing employees terminated by Nexell were retained in comparable positions by Baxter.

   In accordance with the terms of this agreement, Baxter paid the Company an initial amount of approximately $2.6 million and will pay additional amounts subject to final determination of the net book value of assets acquired, net of any amounts payable to Baxter. Of the additional amount, approximately $600,000 has been held back pending fulfillment of certain conditions by the Company. The Company estimates that it will ultimately realize total net proceeds of approximately $3.0 to $5.7 million. The estimated net proceeds may be reduced by the amount of potential liabilities to Baxter that have been accrued at estimated values by the Company but for which it has not yet been invoiced. Additional payments of approximately $788,000 may be received upon the occurrence of certain future events in accordance with the agreement. All amounts are subject to final approval and negotiation by the Company and Baxter in the time frames specified by the agreement. Assets with the following net book values were sold.

--------------------------------------------------------------------------------------------------------
                                                                                             Amount
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
Trade accounts receivable                                                                     $1,594,000
--------------------------------------------------------------------------------------------------------
Inventory                                                                                      2,301,000
--------------------------------------------------------------------------------------------------------
Related party receivables due from Baxter                                                      1,217,000
--------------------------------------------------------------------------------------------------------
Fixed assets                                                                                     665,000
--------------------------------------------------------------------------------------------------------
Stock of Nexell International                                                                  2,242,000
--------------------------------------------------------------------------------------------------------
       Subtotal of assets sold to Baxter                                                       8,019,000
--------------------------------------------------------------------------------------------------------
Less: accounts payable to related party (Baxter)                                               2,331,000
--------------------------------------------------------------------------------------------------------
Total estimated net consideration                                                              5,688,000
--------------------------------------------------------------------------------------------------------

   As a result of the above, the Company recorded a gain of $259,000 on the early extinguishment of the capital lease with Baxter. This gain is included in "Other, net" in the accompanying Condensed Consolidated Statements of Operations.

   Concurrently with the above, on June 12, 2001, the Company announced its intent to restructure its business to streamline ongoing operations and reduce spending. The Company has reduced staffing by approximately two-thirds, focusing its organization exclusively on therapeutic product development. Certain existing Nexell employees were offered employment with Baxter pursuant to the definitive agreements completed on August 31, 2001. Additionally, certain employees were retained for varying periods to assist in transitioning the business from the Company to Baxter.

   Related costs will be reimbursed by Baxter. As a result of this restructure plan, the Company recorded a charge of approximately $145,000 related to severance and related costs and the transfer of distribution responsibilities in the quarter ended September 30, 2001. The impact of these spending reductions is expected to be reflected in operating results in the fourth quarter of 2001.

   Additionally, certain other non-recurring expenses were recorded in the third quarter as a result of the events described above. These include direct transaction costs of approximately $500,000; write-downs of inventory that the Company believed would have otherwise been saleable in the ordinary course of business but which Baxter elected not to purchase and are no longer saleable by the Company due to non-compete provisions in the agreements of approximately $1,182,000; a write-down of approximately $2,637,000 related to certain intangibles that were impaired as a result of the transaction; severance and related costs of approximately $145,000; and cumulative foreign exchange losses of approximately $594,000.

(8)  Anti-Dilution Adjustments

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

(9)  New Accounting Standards

   In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

   In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

   As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $7,615,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000 for the year ended December 31, 2000 and $739,000 and $2,217,000 for the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

   In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

   The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. The Company has not determined the impact that SFAS 144 will have on its financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

On August 31, 2001, Nexell Therapeutics Inc. (the "Company") and its wholly owned subsidiary, Nexell of California, Inc. ("Nexell California" and together with the Company, the "Nexell Group") completed the sale to Baxter Healthcare Corporation ("Baxter") of certain assets and liabilities of the Nexell Group's cell processing business (including trade receivables, inventory and fixed assets and all of the stock of the Company's wholly owned subsidiary, Nexell International Sprl) as well as worldwide sales, marketing and distribution rights for the related products (including the Isolex(R) 300i Magnetic Cell Selection System) for a purchase price that is subject to adjustment for final settlement of the closing balance sheet, certain European taxes and other items, and royalties on future product sales (the "Transaction"). Approximately $2.6 million of the purchase price was paid at closing. The Company estimates that it will ultimately realize total net proceeds of between $3.0 and $5.7 million. The net proceeds may be reduced by the amount of potential liabilities to Baxter that have been accrued at estimated values by the Company but for which it has not yet been invoiced. Additional payments of approximately $1.4 million may be received upon the Company fulfilling certain conditions in accordance with the asset purchase agreement referred to below. Pursuant to the Transaction, Baxter has offered certain Nexell Group employees positions with Baxter. Consistent with the Nexell Group's streamlined business plans, the Company's permanent workforce has been reduced to 25 employees from 105 at December 31, 2000. The Company recorded a charge of approximately $145,000 in the third quarter related to severance and/or related costs, and the transfer of distribution responsibilities, with the impact of spending reductions expected to be fully reflected in operating results commencing on December 1, 2001. Upon closing of the Transaction, substantially all of the Nexell Group's current revenue-producing activities have ceased, and the Nexell Group will focus on development of new cellular therapy products. As a result of the Transaction, the Company recorded a gain of $259,000 which has been included in "Other, net" in the Condensed Consolidated Statements of Operations.

The Transaction was effected pursuant to the terms of an Asset Purchase Agreement dated August 3, 2001 among the Company, Nexell California and Baxter ("Asset Purchase Agreement"); a Distribution and License Agreement dated August 31, 2001 between Baxter and Nexell California; a Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and Nexell California; a Sublicense Agreement of the Second BD Sublicense dated August 31, 2001 between Baxter and Nexell California; a Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and Nexell California; a Sublicense Agreement of the Public Health Service Biological Materials License dated August 31, 2001 between Baxter and Nexell California; a Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and Nexell California; an Employee Lease Agreement dated August 31, 2001 among Baxter, the Company and Nexell California; and a Supply Agreement dated August 31, 2001 between Baxter and Nexell California.

Pursuant to the Asset Purchase Agreement, the following agreements between Baxter and Nexell California were terminated on August 31, 2001: (i) Hardware and Disposable Supply Agreement dated December 17, 1997; (ii) US and Canada Instrument Services Agreement dated June 30, 1999; (iii) Hardware and Disposables Manufacturing Agreement dated December 17, 1997; (iv) Antibody Manufacturing and Storage Agreement dated December 17, 1997; (v) Royalty Assignment and

Agreement dated December 17, 1997; (vi) Equipment Lease Agreement dated December 21, 2000; and (vii) Instrument Services Agreement dated November 30, 1999.

Additionally, certain other non-recurring expenses were recorded in the third quarter as a result of the events described above. These include direct transaction costs of approximately $500,000; write-downs of inventory that the Company believed would have otherwise been saleable in the ordinary course of business but which Baxter elected not to purchase and are no longer saleable by the Company due to non-compete provisions in the agreements of approximately $1,182,000; a write-down of approximately $2,637,000 related to certain intangibles that were impaired as a result of the transaction; and cumulative foreign exchange losses of approximately $594,000.

Three Months Ended September 30, 2001 and 2000

Sales were $3,262,000 for the quarter ended September 30, 2001, a decrease of $1,236,000 or 27% from $4,498,000 for the quarter ended September 30, 2000. Effective with the close of the transaction with Baxter on August 31, 2001, substantially all product revenues have been eliminated. Included in net sales for the quarter ending September 30, 2001 are sales of raw materials to a manufacturer, some of which the manufacturer uses in the production of finished goods which are subsequently sold to the Company and others. These sales were sporadic in nature as they were dependent, among other factors, on the customer's production schedule, which in turn was somewhat dependent on the Company's sales forecasts. In the third quarter of 2001, these sales totaled $363,000. No such sales occurred in the comparable period in the prior year. No such sales will occur in the future as a result of consummation of the transaction with Baxter.

Gross profit was $163,000 or 5% for the quarter ended September 30, 2001, a decrease of $1,589,000 from $1,752,000 or 39% for the quarter ended September 30, 2000. This decrease was principally the result of the transfer of product sales to Baxter on August 31, 2001 and one-time write-offs that resulted from the transaction. Certain inventory, totaling approximately $1,182,000, that the Company believes would have been otherwise saleable in the ordinary course of business was not purchased by Baxter. As the Company is precluded from sale of this inventory by non-compete provisions of the agreement, this inventory was written off to cost of sales in the third quarter. Exclusive of this adjustment, gross profit would have been 41% for the quarter ended September 30, 2001.

Total operating expenses were $9,585,000 for the three months ended September 30, 2001, a decrease of $1,338,000 or 12% over the quarter ended September 30, 2000. This decrease was primarily due to focused headcount and employee related expense reductions as a result of the Company's strategic planning process that was implemented in October 2000. Additional reductions occurring in the third quarter 2001 had a minimal effect on results for that quarter as they were offset by certain non-recurring charges, including severance.

Research and development expenses decreased by $1,064,000 or 41% from $2,609,000 for the three months ended September 30, 2000 to $1,545,000 for the three months ended September 30, 2001. The decrease was primarily the result of the expense reductions initiated in October 2000 and more focused research and development efforts resulting from the Company's strategic planning process.

General and administrative expenses decreased by $1,273,000 or 32% from $4,031,000 in the third quarter of 2000 to $2,758,000 in the third quarter of 2001. This decrease was primarily the result of reduced expenses resulting from headcount and other spending reductions initiated in October 2000 and in the first nine months of 2001.

Selling, marketing and distribution expenses decreased by $1,487,000 or 60% from $2,459,000 in the third quarter of 2000 to $972,000 in the third quarter of 2001. This decrease was partially the result of headcount and other spending reductions initiated in October 2000, although this category of expenses was less impacted by the expense reductions of October 2000 as management considered sales, marketing and distribution expenditures to be at an appropriate level based upon continued focus on revenue stabilization and growth. Additionally, sales and marketing expenses were reduced from the comparable period of the prior year as essentially all such expenses were eliminated effective September 1, 2001 as a result of the transfer of sales, marketing and distribution responsibilities to Baxter. Additionally, under terms of the Asset Purchase Agreement Baxter reimbursed the Company $400,000 for sales, marketing and distribution costs incurred by the Company in the month of August 2001. It is anticipated that there will be no significant sales, marketing and distribution expenses in the immediate future.

Amortization expense increased by $38,000 from $1,017,000 for the quarter ended September 30, 2000 to $1,055,000 for the quarter ended September 30, 2001. This was the result of additional acquisitions of intangible assets in 2001.

In the three months ended September 30, 2001, the Company recorded an expense of $2,637,000 as a result of the write-down of certain intangibles, principally amounts allocated to workforce, which were considered impaired as a result of the completion of the Baxter transaction and the related restructure. No such expenses were incurred in the comparable period of the prior year.

Depreciation expense decreased by $189,000 or 23% from $807,000 in the quarter ended September 30, 2000 to $618,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to Baxter as a result of the agreement and assets that have become fully depreciated during the year.

Other expense was $89,000 in the third quarter of 2001 compared to other income of $3,679,000 in the third quarter of 2000. This was principally the result of the sale of equity investments in the prior year that resulted in a gain of $3,231,000 while no such sales occurred in the current year. Also interest income declined by $292,000 from the comparable period of the prior year due to carrying lower cash balances. Further, in the third quarter of 2001 a foreign exchange loss of $594,000 was incurred as a result of the sale of the stock of the Company's European subsidiary. This was partially offset by a gain of $259,000 that resulted from the cancellation of the Company's capital lease with Baxter under terms of the Asset Purchase Agreement. Neither of these occurred in the comparable period of the prior year.

The foregoing resulted in a net loss of $9,511,000 and a net loss applicable to common stock of $11,177,000 for the quarter ended September 30, 2001. This represented an increase in net loss of $4,019,000 or 73% and an increase in the net loss applicable to common stock of $4,098,000 or 58% from the quarter ended September 30, 2000.

Nine Months Ended September 30, 2001 and 2000

Sales were $13,030,000 for the nine months ended September 30, 2001, a decrease of $882,000 or 6% from $13,912,000 for the nine months ended September 30, 2000. Effective with the close of the transaction with Baxter on August 31, 2001, substantially all product revenues have been eliminated. Thus, 2001 includes only eight months of product revenues. Included in net sales for the nine months ending September 30, 2001 are sales of raw materials to a manufacturer, some of which the manufacturer uses in the production of finished goods which are subsequently sold to the Company and others. These sales were sporadic in nature as described above. In the first nine months of 2001, these sales totaled $1,170,000 compared to $654,000 in the comparable period of the prior year. No such sales will occur in the future as a result of consummation of the transaction with Baxter.

Gross profit was $4,478,000 or 34% for the nine months ended September 30, 2001, a decrease of $1,446,000 from $5,924,000 or 43% for the nine months ended September 30, 2000. This decrease was principally the result of the transfer of product sales to Baxter on August 31, 2001 and one-time write-offs that resulted from the transaction as described above. Exclusive of this non-recurring adjustment, the gross profit for the nine months ended September 30, 2001 was 43%.

Total operating expenses were $24,790,000 for the nine months ended September 30, 2001, a decrease of $6,716,000 or 21% over the nine months ended September 30, 2000. This decrease was primarily due to focused headcount and employee related expense reductions as a result of the Company's strategic planning process that was implemented in October 2000 and in the first nine months of 2001. These reductions were partially offset by increases due to certain non-recurring expenses recorded in the third quarter of 2001 as a result of the Baxter transaction and the related restructure. Additional operating expense reductions occurring in the third quarter 2001 as a result of the restructure had a minimal effect on results in the current year as they were offset by certain non-recurring charges, including severance.

Research and development expenses decreased by $3,391,000 or 39% from $8,691,000 for the nine months ended September 30, 2000 to $5,300,000 for the nine months ended September 30, 2001. The decrease was primarily the result of the expense reductions initiated in October 2000 and more focused research and development efforts resulting from the Company's strategic planning process.

General and administrative expenses decreased by $3,921,000 or 41% from $9,456,000 in the first nine months of 2000 to $5,535,000 in the first nine months of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000 and continuing in the first nine months of 2001, which were partially offset by certain non-recurring expenses recorded in the third quarter of 2001 related to the Baxter agreement and related restructure of approximately $645,000.

Selling, marketing and distribution expenses decreased by $1,954,000 or 25% from $7,936,000 in the first nine months of 2000 to $5,982,000 in the first nine months of 2001. This decrease was primarily the result of headcount and other spending reductions initiated in October 2000, although this category of expenses was less impacted by the expense reductions of October 2000 as management considered sales, marketing and distribution expenditures to be at an appropriate level based upon continued focus on revenue stabilization and growth. Additionally, sales and marketing expenses were reduced from the comparable period of the prior year as essentially all such expenses were eliminated effective August 31, 2001 as a result of the transfer of sales, marketing and distribution responsibilities to Baxter. It is anticipated that there will be no significant sales, marketing and distribution expenses in the immediate future.

Amortization expense increased by $38,000 from $3,050,000 for the nine months ended September 30, 2000 to $3,088,000 for the nine months ended September 30, 2001. This was the result of additional acquisitions of intangible assets in 2001.

In the nine months ended September 30, 2001, the Company recorded an expense of $2,637,000 as a result of the write-down of certain intangibles as described above. No such expenses were incurred in the comparable period of the prior year.

Depreciation expense decreased by $125,000 or 5% from $2,373,000 in the nine months ended September 30, 2000 to $2,248,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to Baxter as a result of the agreement and assets that have become fully depreciated during the year.

Other income was $4,000 in the first nine months of 2001 compared to $4,104,000 in the first nine months of 2000. This decrease was principally the result of a gain of $3,231,000 on the sale of equity investments in 2000 that did not recur in 2001. Additionally, interest income declined by $613,000 from the comparable period of the prior year due to carrying lower cash balances. Further, in the third quarter of 2001 a foreign exchange loss of $594,000 was incurred as a result of the sale of the stock of the Company's European subsidiary. This was partially offset by a gain of $259,000 that resulted from cancellation of the Company's capital lease with Baxter under terms of the Asset Purchase Agreement. Neither of these occurred in the comparable period of the prior year.

The foregoing resulted in a net loss of $20,308,000 and a net loss applicable to common stock of $25,269,000 for the nine months ended September 30, 2001. This represented a decrease in net loss of $1,170,000 or 5% and a decrease in the net loss applicable to common stock of $960,000 or 4% from the nine months ended September 30, 2000.

Liquidity and Capital Resources

The Company had $8,767,000 in cash and cash equivalents as of September 30, 2001 as compared to $12,119,000 as of December 31, 2000. Working capital was $4,733,000 at September 30, 2001 as compared to $16,891,000 at December 31, 2000. The $3,352,000 decrease in cash and cash equivalents in the first nine months of 2001 primarily resulted from cash used in the operations of the Company of $7,921,000. This was partially offset by cash provided by investing activities of $2,064,000 and cash provided by financing activities of $2,282,000. The decrease in working capital of $12,158,000 resulted from the decrease in cash and cash equivalents and decreases in trade receivables, inventory and other current assets as a result of the sale of these assets to Baxter.

Net cash used in operations was $7,921,000 in the first nine months of 2001 compared to $14,670,000 in the first nine months of 2000, a decrease of $6,749,000. Operating cash used decreased in the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as a result of a non-cash intangible asset impairment charge of $2,637,000 in 2001 that did not occur in 2000 and a $3,231,000 non-cash gain on the sale of equity investments in 2000 that did not recur in 2001. In addition, timing factors affecting the balances in operating assets and liabilities and cash net loss resulted in a lower use of cash of $881,000 versus the comparable period of the prior year.

Net cash provided by investing activities was $2,064,000 in the first nine months of 2001 compared to cash used in investing activities of $950,000 in the first nine months of 2000. This difference was principally the result of cash proceeds from the asset sale to Baxter.

Net cash provided by financing activities was $2,282,000 in the nine months ended September 30, 2001 compared to $6,920,000 in the nine months ended September 30, 2000. Cash provided by financing activities in the first nine months of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,895,000 partially offset by payments on capital lease obligations of $417,000, payment of preferred dividends of $945,000 and payment of $251,000 in dividends to minority shareholders in the Company's Innovir subsidiary. In the first nine months of 2000, the Company realized proceeds from issuance of common stock in connection with option and warrant exercises of $4,047,000 and proceeds from the sale of equity investments of $3,818,000 that were partially offset by preferred dividend payments of $945,000. The capital lease was cancelled as a result of the Baxter transaction and, accordingly, cash outflows related to these obligations will not recur in future periods.

Cash dividends are payable on the Company's Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,890,000 per year. During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy maximum cash severance and retention payments of approximately $646,000 and maximum performance bonuses of approximately $228,000 may be payable in December 2001 and March 2002, respectively. Such amounts would be payable under certain conditions in the event of an employee's termination without cause and/or achievement of specific performance objectives.

The Company, in the ordinary course of business, routinely explores possible business transactions that may lead to an acquisition or combination. In general, in order to conserve cash the Company's preference is to use its stock as consideration for any potential acquisition or similar corporate transaction.

The Company expects to incur substantial expenditures in the foreseeable future for the research and development and ultimate commercialization of its proposed cellular therapy products. Based on current projections, which include proceeds from final settlement of the transaction with Baxter and which are subject to change, the significant reduction in spending that resulted from the Company's restructure and management's ability to liquidate certain assets if necessary, the Company's management believes that the current balance of cash and cash equivalents is sufficient to fund its remaining operations through at least fiscal 2001. Thereafter, the Company will require additional funds, which it is seeking to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. There can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all, and the Company's operations could be negatively materially impacted by the need to further adjust spending and/or liquidate assets.

The Company's common stock is currently traded on the Nasdaq National Market which imposes, among other requirements, listing maintenance standards, minimum bid and public float requirements, which in the wake of market conditions following the tragedy of September 11th, have been suspended temporarily until January 2, 2001. Thereafter, unless the temporary suspension is extended, if the closing bid price of the common stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify the Company that it may delist the common stock from the Nasdaq National Market. If the closing bid price of the common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist the common stock from trading on the Nasdaq National Market. There can be no assurance that the common stock will remain eligible for trading on the Nasdaq National Market. If the stock were delisted, the ability of the Company's shareholders to sell their common stock would be negatively impacted. The Company's publicly held warrants which are currently traded on Nasdaq also could be subject to delisting.

New Accounting Standards

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $7,615,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000 for the year ended December 31, 2000 and $739,000 and $2,217,000 for the three and nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting SFAS 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. The Company has not determined the impact that SFAS 144 will have on its financial statements.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, including the proposed transaction with Baxter, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the response of the market to the Company's new business strategy, ability of the Company to develop new cellular therapy products, timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, the need for or availability of additional capital, the volatility in the market price for the Company's securities and the ability of the Company to maintain listing of its publicly traded securities on Nasdaq) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

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

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and Amcell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of which have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany and Miltenyi Biotec, Inc. are contesting whether jurisdiction over them is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for partial summary judgment of non-infringement of the patents, on the ground that AmCell's current activities are exempt from liability for infringement under the clinical trial "safe harbor" provision provided by 35 U.S.C. (S) 271(e)(1). The Company opposed this motion and itself moved for partial summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell's activities are exempt from infringement under the safe harbor provision, choosing instead to defer such resolution to the United States Food and Drug Administration ("FDA"). The court further indicated, however, that the Company could revisit these issues with the court depending on the FDA's response to its consideration of these issues. Therefore, while recognizing the Company's right to renew its claim for relief depending on the FDA's actions, the court granted AmCell's motion for summary judgment and denied the Company's motion for summary judgment. Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein. The company's motion remains pending at this time. Also, following entry of the court's order, inquiry was made at the FDA concerning the court's invitation to the FDA to resolve the question of whether particular activities of defendants are exempt from infringement under the relevant patent laws. Thereafter, the Company received notification from the FDA that the FDA declines to address the issues raised in the court's order. It is unclear at this time how the court will respond to this notification from the FDA. Pursuant to the consummation of the asset purchase agreement with Baxter, the Company granted Baxter the exclusive right to maintain this lawsuit.


Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.


Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.   Other Information.

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)  Exhibits
     --------

       2.4 Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and NCI(1)

       2.5 Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (1)

       2.6 Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (1)

       2.7 Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter (schedules are omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request) (2)

       3.1 The Company's Amended and Restated Certificate of Incorporation as amended to date (1)

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

       4.8 The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (1)

       4.9 The Company's Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)

      10.89 Distribution and License Agreement dated August 31, 2001 between Baxter and Nexell California. (2)

      10.90 Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and Nexell California (2)

      10.91 Sublicense Agreement of the Second BD Sublicense dated August 31, 2001 between Baxter and Nexell California (2)

      10.92 Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and Nexell California (2)

      10.93 Sublicense Agreement of the Public Health Service Biological Materials License dated August 31, 2001 between Baxter and Nexell California (2)

      10.94 Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and Nexell California (2)

      10.95 Employee Lease Agreement dated August 31, 2001 among Baxter, the Company and Nexell California (2)

      10.96 Supply Agreement dated August 31, 2001 between Baxter and Nexell California (2)

      (1) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference thereto
      (2) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto

(b)   Reports on Form 8-K:
      -------------------

The Company filed a Current Report on Form 8-K on August 9, 2001, under Item 5, announcing a definitive agreement with Baxter.

The Company filed a Current Report on Form 8-K on September 17, 2001, under Items 2 and 7, announcing consummation of the asset transaction with Baxter.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:    November 14, 2001

                           NEXELL THERAPEUTICS INC.
                             a Delaware Corporation
                                   (Registrant)




                      By: /s/  William A. Albright, Jr.
                          ------------------------------------------------------
                          William A. Albright, Jr.
                          Chief Executive Officer and Chief Financial Officer (principal financial officer and authorized to sign on behalf of the Registrant)

                               INDEX TO EXHIBITS

Exhibit
Number    Description                                                                                           Method of Filing
-------   -----------                                                                                           ----------------
  2.4     Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation ("Baxter"), the Company and NCI(1)
  2.5     Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (1)
  2.6     Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in
          Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (1)
  2.7     Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter
          (schedules are omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the
          Company agrees to furnish supplementally a copy of any schedule to the Commission upon request) (2)
  3.1     The Company's Amended and Restated Certificate of Incorporation as amended to date (1)
  3.2     The Company's Amended and Restated By-Laws as amended to date (1)
  4.4     Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust
          Company (1)
  4.5     The Certificate of Amendment of the Certificate of Incorporation of the Company filed with the
          Delaware Secretary of State on December 16, 1997 creating the Series A Preferred Stock and amendments subsequent thereto (included in Exhibit 3.1 above)
  4.6     The Certificate of Amendment of the Certificate of Incorporation of the Company filed with the
          Delaware Secretary of State on May 25, 1999 modifying the Series A Preferred Stock (included in
          Exhibit 3.1 above)
  4.7     The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28,
          1999 to Baxter (1)
  4.8     The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28,
          1999 to Baxter (1)
  4.9     The Company's Certificate of Designation filed with the Delaware Secretary of State on November 24,
          1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)
10.89     Distribution and License Agreement dated August 31, 2001 between Baxter and Nexell California. (2)
10.90     Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and Nexell
          California (2)
10.91     Sublicense Agreement of the Second BD Sublicense dated August 31, 2001 between Baxter and Nexell
          California (2)
10.92     Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and Nexell
          California (2)
10.93     Sublicense Agreement of the Public Health Service Biological Materials License dated August 31, 2001 between Baxter and Nexell California (2)
10.94     Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and Nexell California (2)
10.95     Employee Lease Agreement dated August 31, 2001 among Baxter, the Company and Nexell California (2)
10.96     Supply Agreement dated August 31, 2001 between Baxter and Nexell California (2)

(1) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference thereto
(2) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto