Form 10-K
period 2001-12-31
NEXELL THERAPEUTICS INC
filed 2002-04-01
CIK 864009

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

Yes X       No ___
    -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of Common Stock held by non-affiliates of the Registrant was approximately $18,662,000 on March 18, 2002 based on the closing price of the Common Stock on such date. For purposes of this calculation, shares owned by officers, directors, and 5% stockholders known to the Registrant are deemed to be owned by affiliates.

     The aggregate number of outstanding shares of Common Stock, $.001 par value, of the Registrant was 20,940,509 on March 18, 2002.
===============================================================================

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's definitive proxy statement (the "2002 Proxy Statement") to be filed pursuant to Regulation 14A not later than 120 days after the end of the fiscal year (April 30, 2002) are incorporated by reference in
Part III or if the 2002 Proxy Statement is not filed within such time frame, such information will be included in an amendment to this Form 10-K filed within such time frame.

                                     PART I

ITEM 1.  BUSINESS

DISCLOSURE REGARDING FORWARD LOOKING STATEMENTS

     This Report on Form 10-K contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Those statements include, among other things, the discussions of the Company's business strategy and expectations contained in "Item 1 - Business" and "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations." Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to be correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the lack of significant revenues, timely commencement and success of the Company's clinical trials and other research endeavors, delays in receiving FDA or other regulatory approvals, the development of competing therapies and/or technologies, the terms of any future strategic alliances, the need for additional capital and the other risk factors identified herein), many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

GENERAL

     Nexell Therapeutics Inc. ("Nexell" or the "Company") is a Delaware corporation with operations in Irvine, California. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI") is an Irvine, California based biopharmaceutical company dedicated to the development of cell therapy products for the treatment of genetic blood disorders, autoimmune diseases, cancer and regenerative medicine applications. Nexell's previously commercialized products are distributed and sold by Baxter International Inc. Also, the Company previously operated two other biotechnology subsidiaries engaged in the discovery and development of biopharmaceuticals, Innovir Laboratories, Inc. ("Innovir") and Vimrx Genomics, Inc. ("VGI"), both of which have ceased active operations.

     All references to common share and per share information have been adjusted to give retroactive effect to a one-for-four reverse stock split effected by the Company on June 15, 2000.

BUSINESS OF NCI

     NCI is engaged in the development, manufacture and commercialization of proprietary cell-based products. The Company intends to develop and market proprietary cellular drugs and establish a business channel to provide patient-specific therapeutics. Candidate products address certain life-threatening genetic disorders, autoimmune diseases and cancer.

     The Company's lead candidate product in Phase III clinical trials is a proprietary cellular product comprised of CD34+ hematopoietic stem cells (HSC) for treatment of chronic granulomatous disease (CGD). CGD is one of a group of inherited disorders affecting neutrophil function. NCI has received Orphan Drug and Fast Track designation for this product from the FDA. The Orphan-Drug designation, under the U. S. Federal Food, Drug and Cosmetic Act, provides enhanced financial incentives for the development of drugs for diseases or disorders for which the potential patient population is under 200,000. Fast Track designation is a formal mechanism to interact with the FDA. The benefits of Fast Track include scheduled meetings to seek FDA input into development plans, the option of submitting a New Drug Application in sections rather than all components simultaneously, and the option of requesting evaluation of studies using surrogate endpoints. The Company plans to extend this technology to treat other blood disorders that result from a genetic dysfunction of hematopoietic cells, such as hemoglobinopathies, granulocyte and macrophage disorders, storage diseases and combined immunodeficiency diseases.

     NCI is also developing dendritic cell vaccines for the treatment of certain cancers. In this program, NCI is applying proprietary technology to isolate dendritic cell precursors, activate them ex vivo and transform them into mature dendritic cells suitable for reinfusion into the patient. The initial candidate vaccine is targeting colon cancer. NCI is in pre-IND discussions with the FDA for this candidate product, which will be manufactured from the patient's own cells.

     Finally, NCI has a preclinical development program for a companion to the HSC stem cell product that is intended for stabilization and maintenance of donor cells. This stabilization may be necessary in some patients after initial treatment with the HSC product, and may require additional donor cells that can cause severe side effects (graft-versus- host disease or GVHD). NCI's candidate product is designed to reduce the risk of GVHD during the maintenance phase of therapy, and thereby expand HSC therapy to patients who might otherwise not be candidates for this treatment approach.

     Historically, NCI was engaged in the development, manufacture, marketing and distribution of tools used for ex vivo manipulation of cells, so-called "Toolbox products". These products include cell selection systems, comprised of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo stem cell research and therapies. In 2001, the Company transferred to Baxter Healthcare Corporation all sales, marketing and distribution rights to the Isolex/R/ Magnetic Cell Separation System and related Toolbox products for sale to the research and clinical market, but has retained exclusive rights to the technology for the development of cellular therapeutic products. In addition to the Isolex/R/ System, NCI Toolbox products marketed by Baxter include the MaxSep/R/ System, a negative selection system, and various cell storage and handling products that are typically utilized in ex vivo cell processing.

RELATIONSHIP WITH BAXTER HEALTHCARE CORPORATION

     OVERVIEW

     The Company's significant operating activities began with its December 1997 acquisition of the business of the Immunotherapy Division (the "Division") of the Biotech Business Group of Baxter Healthcare Corporation ("Baxter"). In connection therewith, the Company entered into several agreements with Baxter by which Baxter agreed to perform certain activities related to the Division. In 1999, the parties entered into additional agreements to restructure Baxter's ownership interest in the Company and NCI and to modify their business arrangements. Pursuant to such agreements, during the year ended December 31, 2001, NCI paid Baxter the aggregate amount of $2,711,000. In 2001, the parties entered into a series of agreements transferring sales, marketing and regulatory activities associated with the Toolbox products to Baxter.

DECEMBER 1997 - ACQUISITION OF THE IMMUNOTHERAPY DIVISION

     In December 1997, the Company acquired substantially all of the assets of the Division. In exchange for these assets, Baxter received (i) 2,750,000 shares of Nexell Common Stock ("Common Stock"), (ii) 66,304 shares of the Company's Series A Convertible Preferred Stock, convertible into Common Stock at a conversion price of $22.00 per share, (iii) 19.5% of the outstanding common stock of NCI, (iv) a warrant to purchase an additional 6% of the then outstanding common stock of NCI for an aggregate $6,000,000, and (v) the right to receive milestone payments of up to $21,000,000 from NCI upon the occurrence of certain FDA and European regulatory approvals. To date none of these regulatory approvals have occurred and the Company believes that these are not likely to be achieved. As the amount of the contingent consideration, if any, was not determinable nor was the achievement of the approvals considered probable at the date of the acquisition, it was excluded from the determination of the cost of the acquisition. In addition, Baxter purchased $30,000,000 principal amount of NCI's 6 1/2% convertible subordinated debentures. Many of these terms have been renegotiated as set forth below.

     Marketing, Sales and Distribution Agreement ("Distribution Agreement"). NCI
     -----------------------------------------------------------------------
appointed Baxter as its exclusive worldwide marketing, sales and distribution entity for NCI's Isolex/R/ and MaxSep/R/ products and reagent kits, with the right of first offer with respect to acquiring such rights for NCI's future products. NCI agreed to supply to Baxter products and kits at a discount to NCI's suggested retail price. The Distribution Agreement was, by its terms, to expire December 17, 2008. However, as described below, as of November 30, 1999, the parties terminated the agreement.

     Services Agreement. Baxter agreed to provide the following services as
     -------------------
necessary to meet NCI's requirements: access to Baxter's Information Management Center; quality and compliance training; access to the Baxter Institute for Training and Development; and access to specific accounts through Baxter's General Ledger and Fixed Assets Systems. NCI agreed to pay only for those services requested. In addition, Baxter agreed to manufacture, warehouse and manage inventory for certain clinical codes under protocols in accordance with the terms of the Hardware and Disposables Supply Agreement and the Hardware and Disposables Manufacturing Agreement and, at its option, to manufacture certain prototype products for the research market at a cost to NCI of time and materials plus 20%. Baxter's obligation to provide the services was extended until June 30, 1999, at which time (as described below) the Services Agreement was terminated.

     Hardware and Disposables Manufacturing Agreement. Baxter agreed to
     -------------------------------------------------
manufacture on a non-exclusive basis for NCI certain Isolex/R/ and Maxsep/R/ products and components and to complete assembly of Isolex/R/ and Maxsep/R/ instruments and disposable sets. NCI agreed to pay Baxter's Fully Loaded Cost for the products and components for the first three years, and Baxter's Fully Loaded Cost plus 15% for the remaining years. Baxter's "Fully Loaded Cost" means the cost to Baxter of manufacturing the items, including any royalties payable by Baxter in connection with such manufacturing. The Agreement was, by its terms, to expire December 17, 2008. However, as described below, as of August 31, 2001, the parties terminated the agreement.

     Antibody Manufacturing and Storage Agreement. Baxter agreed to manufacture
     ---------------------------------------------
on a non-exclusive basis for NCI certain antibodies, reagents and reagent kits used in connection with the Isolex/R/ and Maxsep/R/ products. NCI agreed to pay Baxter's Fully Loaded Cost for the antibodies, reagents and reagent kits for the first three years, and Baxter's Fully Loaded Cost plus 15% for the remaining years. The Agreement was, by its terms, to expire December 17, 2002. However, as described below, as of August 31,

2001, the parties terminated the agreement.

     Hardware and Disposables Supply Agreement. Baxter agreed to supply to NCI
     ------------------------------------------
certain of Baxter's products and components in conjunction with the manufacture, use and sale of Isolex/R/ and Maxsep/R/ products. Baxter granted to NCI the exclusive worldwide royalty-free right to distribute such products and components in connection with ex vivo cell processing, subject to certain exceptions. NCI agreed to pay Baxter's Fully Loaded Cost for the products and components for the first three years, Baxter's Fully Loaded Cost plus 15% for the next two years and Baxter's Fully Loaded Cost plus 30% for the remaining years. The Agreement was, by its terms, to expire December 17, 2008. However, as described below, as of August 31, 2001, the parties terminated the agreement.

     License Agreements. Pursuant to four separate sublicense agreements, Baxter
     -------------------
sublicensed to NCI its rights under the following licenses: license from Baxter and Becton, Dickinson & Company ("Becton Dickinson") to certain CD34+ cell population and related antibody and method patents (the "First BD License"); license from Becton Dickinson to certain B cell antibodies (the "Second BD License"); license from Chiron Therapeutics to certain breast cancer antibodies (the "Chiron License"); and license from Professor Bernd Doerken to certain B Cell antibodies (the "Doerken License"). In addition, pursuant to a royalty assignment and agreement, Baxter assigned to NCI its rights to receive royalties under three sublicenses Baxter had previously granted under the First BD License. According to the terms of NCI's sublicense under the Chiron License, Baxter's rights thereunder were assigned to NCI effective November 30, 1999. As of May 22, 2001, the Chiron License was terminated. As of August 31, 2001, the terms of NCI's sublicenses under the First BD License, the Second BD License and the Doerken License were amended to grant Baxter sales, marketing and distribution rights under these sublicense agreements in order to be appointed as Nexell's distributor of the Toolbox Products. In addition, Baxter and NCI entered into a Distribution and License Agreement granting Baxter rights to certain Toolbox related patents and trademarks in order to manufacture, sell and distribute the Toolbox Products. Nexell will receive a two percent royalty from Baxter on net sales of Toolbox Products.


     Non-Competition and Confidentiality Agreement. Each party agreed not to,
     ----------------------------------------------
directly or indirectly, engage in, render advisory services to an entity that engages in, or be a joint venturer, partner, licensor or shareholder of more than 2% of any entity that engages in, the marketing, sale or distribution of any product that directly competes with certain products of the other. In the case of Baxter's products, such protected products are for use in on-line separation of human blood into its constituents. In the case of the Company's and NCI's products, such protected products are for use in ex vivo cell selection or genetic alteration and/or expansion in combination with such selection. Baxter's non-competition obligations expire on the later of December 17, 2004, one year after the date on which Baxter does not own 10% of NCI's common stock nor has a seat on NCI's board of directors, or the termination of the Marketing, Sales and Distribution Agreement. The Company's obligations expire on the later of December 17, 2004, or one year after the date on which the Company does not have voting control of NCI nor has a seat on NCI's board of directors. NCI's obligations expire on the later of December 17, 2010, or the termination of the Hardware and Disposables Supply Agreement.

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

     Following the closing on May 28, 1999 (which occurred after stockholder approval of the transaction at the Company's May 25, 1999 annual meeting of stockholders), NCI became a wholly owned subsidiary of the Company. As of December 31, 2001, Baxter owns approximately 17% of the outstanding Common Stock without giving effect to the possible conversion or exercise by Baxter or others of additional securities they own.

     In June 1999, the Company and Baxter entered into a series of agreements dated June 30, 1999 pursuant to which, among other things, Baxter transferred the sales, marketing and distribution responsibilities for Isolex/R/ and the Company's other cell therapy products to the Company. Pursuant to an asset transfer agreement, the Company agreed to purchase from Baxter the finished goods inventory, copies of customer lists and accounting books and records, hardware and related assets leased or owned, and agreements with customers and service contracts, all relating to the products previously marketed and distributed by Baxter under the Distribution Agreement. In addition, certain Baxter personnel transferred to the Company and became part of the Company's worldwide sales force. The purchase price for the transferred assets was equal to the price Baxter as a distributor had originally paid to NCI for the finished goods inventory plus the net book value of all other transferred assets. The closing for the transfer of assets in the United

States and Canada occurred on June 30, 1999 and in the rest of the world occurred on November 30, 1999. For the year ended December 31, 1999, the Company's cost of repurchasing the inventory in the United States was approximately $1,000,000 and in the rest of the world was approximately $2,000,000. Additionally, the Company purchased approximately $1,200,000 in devices classified as fixed assets.

     In connection with the asset transfer, the Company and Baxter also entered into a royalty agreement pursuant to which Baxter would receive a royalty of 5% on the Company's net sales of Isolex/R/ and related toolbox products from January 1, 2001 until December 17, 2008. (Baxter was also entitled to a royalty of 5% on the Company's net sales of the foregoing products in excess of $50,000,000 in the year 2000, which did not occur). Effective August 31, 2001, NCI transferred distribution of the Toolbox Products to Baxter and will therefore no longer be obligated to pay royalties to Baxter on Toolbox Products sold by NCI. In addition, Baxter extended a $20,000,000 line of credit to the Company pursuant to a credit agreement, which agreement terminated by its terms without being drawn on, upon the closing of the November 1999 financing described below.

     As of June 30, 1999 and November 30, 1999, respectively, the Services Agreement and Distribution Agreement were terminated. The Company had direct control of sales of its Isolex/R/ and related Toolbox products through its field sales group in the United States and its European headquarters in Belgium. For regions outside the United States, Canada and Western Europe, NCI and its European subsidiary entered into arrangements with third party distributors for distribution of the Isolex/R/ and related Toolbox products. NCI and its European subsidiary also entered into several interim services agreements with Baxter pursuant to which Baxter continued to provide services in Europe and certain other regions relating to warehouse and shipping, information systems, general infrastructure and administrative support, quality assurance and regulatory affairs.

     Baxter also agreed to continue to provide worldwide services relating to the installation, repair and maintenance of NCI's cell therapy instruments pursuant to the terms of several instrument services agreements dated June 30, 1999 and November 30, 1999 covering various regions of the world where such products are sold. The instrument services agreements expired upon termination of the Manufacturing Agreement.

     Notwithstanding the termination of the Distribution Agreement, the parties agreed that Baxter's obligations with respect to the delivery of Isolex/R/ and other related Toolbox products under the Manufacturing Agreement, Antibody Agreement and Supply Agreement remained in full force and effect.

     The assets purchased from Baxter in conjunction with the termination of the supply and manufacturing agreements were accounted for as an asset purchase for cash. The types of items purchased included saleable inventory, Isolex/R/ devices that were located in customer sites both in the United States and in Europe and minor amounts of promotional materials. The purchase price for the inventory was equal to the price Baxter as a distributor had originally paid to the Company. The Isolex/R/ devices were purchased and recorded at their net book value, which the Company believes approximated the fair market value.

NOVEMBER 1999 - PRIVATE PLACEMENT FINANCING

     On November 24, 1999, the Company closed a private placement of its securities to certain institutional investors pursuant to the terms of a securities agreement (the "Securities Agreement"). The private placement consisted of the issuance of (i) 63,000 shares of the Company's newly designated Series B Cumulative Convertible Preferred Stock ("Series B Preferred Stock"), convertible at the option of the holder at any time until November 24, 2006 (at which time the conversion is automatic) into shares of Common Stock at $11.00 per share, subject to anti-dilution adjustment in certain circumstances--the conversion price is $10.218 at December 31, 2001; (ii) one right per share of Series B Preferred Stock to put such share to Baxter International Inc. ("Baxter International"), an affiliate of Baxter, from November 24, 2002 until November 24, 2004 unless earlier terminated (the "Put Rights"); (iii) warrants to purchase up to 750,000 shares of Common Stock at a purchase price of $12.00 per share, subject to anti-dilution adjustment in certain circumstances - the exercise price is $11.129 at December 31, 2001, exercisable for five years; and (iv) a class of performance warrants to purchase shares of Common Stock at a purchase price of $.04 per share, subject to anti-dilution adjustment in certain circumstances, exercisable after five years. The number of performance warrants that may be exercised adjust based upon the closing price of the Common Stock at the date of exercise, ranging from zero (if the closing price exceeds $20.00 per share) to 1,500,000 shares (if the closing price is equal to or less than $12.00 per share). Net proceeds to the Company from the private placement were approximately $60,400,000. The Company used a portion of the proceeds to retire all of the approximately $33,900,000 of the Company's convertible debentures held by Baxter, and used the remainder of the proceeds for general corporate purposes.

     On November 24, 1999, the Company and Baxter International entered into an agreement (the "Side Letter Agreement") to provide that the conversion price for the Series B Preferred Stock purchased by Baxter International in the event the Put Rights are exercised (the "Put Series B Preferred Stock") would be adjusted on November 24, 2004 (or earlier, if 100% of the Series B Preferred Stock is put to Baxter International) but only in the event that an amount in excess of $15,000,000 is purchased by Baxter International, as follows: (i) for the Put Series B Preferred Stock in an amount up to $53,000,000 (computed on the basis of the liquidation preference for such stock) (the "Threshold"), the conversion price would be adjusted to equal the closing price of the Common Stock on the respective date or dates such Series B Preferred Stock was purchased by Baxter International (including purchases below the $15,000,000 amount), less a 5% discount (subject to a floor price equal to the closing price of the Common Stock on November 24, 1999, unless shareholder approval is obtained if required by the rules of the Nasdaq Stock Market); (ii) for the Put Series B Preferred Stock in an amount in excess of the Threshold, then the conversion price would be adjusted to equal the closing price of the Common Stock on November 24, 1999. The closing price of the Common Stock on November 24, 1999 was $5.12 per share. The dollar amount of the Put Series B Preferred Stock would be deemed to accrue interest (payable in kind in shares of Series B Preferred Stock) from the respective date or dates the Series B Preferred Stock is put to Baxter International to the date the adjusted conversion price is determined, at a rate equal to the applicable three-year U.S. Treasury Note rate at the date of each such purchase, plus 100 basis points. In the event that the foregoing conversion adjustments would not be permissible under Delaware law, the Company has agreed to take such action as is appropriate to exchange the Put Series B Preferred Stock for an equal number of shares of a new series of preferred stock of the Company, having the identical terms, conditions, preferences and rights of the Series B Preferred Stock, except that it would bear the conversion price adjustment described above.

     It is likely that the holders of the Series B Preferred Stock will put their stock to Baxter, in which case the conversion price of the Series B Preferred Stock will be adjusted as described in the Side Letter Agreement. Triggering of the provisions of the Side Letter Agreement would mean that, in Baxter International's hands, the Series B Preferred Stock would convert into substantially more shares of Common Stock than at present, resulting in significant dilution to the holders of Common Stock as well as potentially being deemed to effect a change in control of the Company with Baxter owning substantially in excess of a majority of the Common Stock on a fully diluted basis. Under the Side Letter Agreement, if shareholder approval is required, the Company has agreed to use reasonable best efforts to accomplish this.

     As noted in the Company's March 28, 2002 press release the Company's cash and cash equivalents are insufficient to fund projected operating expenses through the current fiscal year and based on the Company's current projections will not fund operations beyond June 2002. An effort to raise funds through a private placement of equity securities was terminated in the first quarter of 2002 principally so that the Company could focus efforts on potential business combinations. It is likely that any such transactions would result in substantial dilution to common shareholders. In addition, in order to complete such transactions, it may be necessary to simplify the Company's capital structure by converting its existing two series of preferred stock to common stock, thereby eliminating the liquidation preference of such preferred stock. In such an event it is possible that in connection with the conversion of the Series B Preferred Stock pursuant to the Side Letter Agreement or otherwise, Baxter could own substantially in excess of a majority of the outstanding common stock.

     The Company and Baxter International also entered into a Put Agreement dated November 24, 1999 pursuant to which the parties made certain representations to each other, and agreed to take certain actions in connection with, and to provide for certain rights and remedies regarding the transactions contemplated by, the Securities Agreement.

     On December 17, 1999, 2000 and 2001, respectively, pursuant to the terms of the Series A Preferred Stock owned by Baxter, the Company issued 4,216, 4,469 and 4,738 additional shares, respectively, of Series A Preferred Stock to Baxter representing dividends payable in kind.

     On December 21, 2000, the Company entered into a sale-leaseback agreement under which the Company sold certain fixed assets to Baxter that were subsequently leased back to the Company over a three year term. See Note 9 to the Consolidated Financial Statements for a further description of this transaction. This lease was terminated concurrent with completion of the Asset Purchase Agreement with Baxter on August 31, 2001 described below.

AUGUST 2001  - TRANSFER OF TOOLBOX DISTRIBUTION BUSINESS TO BAXTER

     In 2000, Company management identified two distinct market opportunities for the Company's technology. In addition to the historical business of developing and commercializing cell processing systems and other tools for ex vivo cell manipulation, so called "Toolbox" products, management identified an opportunity to develop proprietary biopharmaceutical products based on the use of cells as drugs. In 2001, the Company and Baxter agreed to transfer the Toolbox products distribution business to Baxter to allow NCI to focus on the development of cell based products. In August 2001, the Company and Baxter entered into a series of agreements pursuant to which, among other things, the Company licensed to Baxter on an exclusive worldwide basis the sales, marketing and distribution rights for Isolex/R/ and the Company's other Toolbox products (the "Transaction").

     Pursuant to an asset purchase agreement, Baxter purchased from the Company finished goods inventory of the Toolbox products distribution business, trade accounts receivable of the Toolbox products distribution business, certain fixed assets of NCI relating to the Toolbox products business, and all books, records, files and papers relating to the purchased assets. NCI assigned to Baxter the ownership of the regulatory applications and submissions to the FDA and other state, local and foreign regulatory authorities relating to the Toolbox products, though Nexell retained the right of reference to the regulatory files and all data contained therein. The Company also sold to Baxter all shares of stock or other equity interests in Nexell International. In addition, certain Nexell personnel transferred to Baxter. Pursuant to a supply agreement, Baxter agreed to continue to supply Nexell with the Toolbox products marketed, sold and distributed by Baxter for Nexell's internal use in the development of Nexell's therapeutic cellular drugs.

     The purchase price for the transferred assets was equal to the book value of the finished goods inventory and other transferred assets plus the net book value of Nexell International. Approximately $2.6 million of the purchase price was paid at the August 31, 2001 closing and approximately $2,100,000 was paid on March 19, 2002. As part of the transactions, Baxter agreed to pay to NCI an earned royalty on "Net Sales" as defined, of the Toolbox products sold by Baxter.

     Upon closing of the Transaction, substantially all of the Company's current revenue-producing activities have ceased, and the Company will focus on development of new therapeutic cellular drugs.

     Pursuant to the asset purchase agreement, the following agreements between Baxter and NCI were terminated on August 31, 2001: (i) Hardware and Disposable Supply Agreement dated December 17, 1997; (ii) US and Canada Instrument Services Agreement dated June 30, 1999; (iii) Hardware and Disposables Manufacturing Agreement dated December 17, 1997; (iv) Antibody Manufacturing and Storage Agreement dated December 17, 1997; (v) Royalty Assignment and Agreement dated December 17, 1997; (vi) Equipment Lease Agreement dated December 21, 2000; and
(vii) Instrument Services Agreement dated November 30, 1999.

ACQUISITION OF CELLPRO ASSETS

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

     The intellectual property and other assets acquired by NCI consists of patents (granted and pending), license agreements, antibodies and related master cell banks and working cell banks for such antibodies, clinical and research protocols, copyrights, copyright registration applications, trademarks and trademark applications, software, supply agreements, marketing materials and books and records. Some of the technology as well as some of the monoclonal antibody lines included in the purchased assets may be useful in the development and manufacture of cellular based therapeutics. Additionally, included in the assets are rights to two diagnostic kits related to the detection and enumeration of certain types of cancer cells. NCI began marketing the first of these kits, the Cytonex/TM/ ImmunoCyto Chemistry staining kit in mid-year 1999, but ceased marketing this product following the closing of the August 2001 asset purchase agreement with Baxter. This product was not included in the August 2001 agreements with Baxter and is currently not marketed. The second diagnostic product, the Tumor Enrichment Column (TEC/TM/), including related tumor enrichment technology, was licensed to MRDx Diagnostics, Inc. in January 2002. Pursuant to the license agreement, Nexell will receive royalties on net sales as well as equity in MRDx Diagnostics, Inc., a recently formed private company founded by a former officer of NCI.

INNOVIR LABORATORIES, INC.

     In June 1998, the Company determined that the operations of its 85% owned subsidiary, Innovir, no longer fit into the Company's long-term business strategy. At that time, the Company had completed its funding commitments to Innovir under its December 31, 1997 agreement, and notified Innovir that no further funding would be provided. Innovir closed its Cambridge, England operations on or about November 30, 1998, and closed its remaining operations, located in Gottingen, Germany and New York, New York, on December 31, 1998. Innovir completed technology sales and license arrangements during 1999 and in 2000 sold its investment in Ribozyme Pharmaceuticals Inc. stock for $3,818,000. Innovir's common stock was delisted from the Nasdaq Small-Cap Market and later from the OTC Bulletin Board and now trades via "pink sheets" maintained by the National Quotation Bureau, LLC. In August 2001, Innovir paid a cash dividend of $.0335 per share to each common shareholder and, in accordance with its certificate of incorporation, to the sole holder of its Class B Preferred Stock (the Company).

     Apart from the August 2001 cash distribution, Innovir's assets consist largely of warrants expiring on August 13, 2006 that it holds in Ribozyme Pharmaceuticals, Inc., which are significantly "underwater" currently and likely will not have value because Innovir would need cash reserves to exercise the warrants and hold them for a year, and approximately $787,000 in cash, which cannot currently be distributed due to restrictions under Delaware law. Innovir also has entered into certain licensing agreements with Amgen Inc. and with Yale University, pursuant to which Innovir may obtain milestone or royalty payments in the future. Although the actual value of these ongoing agreements cannot be precisely determined, they are not expected to generate meaningful revenues in the foreseeable future. However, since it is difficult to determine the actual value of these agreements or the potential value of the warrants, the Board of Directors of Innovir has concluded that at this point in time it is in the best interests of Innovir's stockholders to keep Innovir in existence. Innovir is continuing to explore whether there are transactions, such as a potential merger with Nexell Therapeutics, Inc. or a liquidation, which could be effected in the future to simplify operations and provide a mechanism for monetizing the equity held by minority stockholders.

PATENTS AND LICENSES

     NCI has more than 75 issued patents (U.S., EU, ROW) and more than 60 pending applications that fall into six general patent families:

     1.  Hematopoietic stem cells;
     2.  Non-HSC cell compositions and culture;
     3.  Cell therapy;
     4.  Cell Selection systems;
     5.  Bioreactor and culture systems; and
     6.  Reagents for use in selection

     CD34+ hematopoietic stem cell patents include 7 issued U.S. patents and 3 pending foreign patents that cover the composition of CD34+ cell products, monoclonal antibodies to purify CD34+ cells, in vitro expansion of CD34+ cells, subsets that further enrich the pluripotent stem cell (CD38-) and subsets that define T-lymphocyte precursors.

     As part of the acquisition of intellectual property from CellPro, the Company also has rights to one U.S. patent on culture expansion of CD34+ cells. In 1999, the Company was in receipt of two additional U.S. patents as part of the CellPro acquisition relating to linking compounds to bind antibodies to other moieties.

     At the time of the acquisition of NCI, Baxter granted to NCI sublicenses of substantially all of Baxter's rights under four license agreements, and NCI assumed substantially all of Baxter's obligations as licensee thereunder, including payment of all royalties, annual maintenance fees and other required payments. Two of the sublicenses are under licenses to Baxter from Becton Dickinson and relate, respectively, to (i) CD34+ technology for use in applications other than diagnostic applications and (ii) certain antibodies which attach to CD20+ and CD10+ B cells. A third license, subsequently expired on May 22, 2001, is under a non- exclusive license from Chiron Therapeutics, and related to the manufacture, use and sale of specific antibodies and cell lines for the ex vivo therapeutic treatment of breast cancer. According to the terms of NCI's sublicense under the Chiron License, Baxter's rights thereunder were assigned to NCI effective June 30, 1999. The fourth sublicense is under a non-exclusive license from Professor Bernd Doerken and relates to certain cell lines for the production of antibodies to be used in the extracorporeal therapeutic treatment or diagnosis of Non-Hodgkins lymphoma and other specified malignancies. As of August 31, 2001, the terms of NCI's sublicenses under the First BD License, the Second BD License and the Doerken License were amended to grant Baxter sales, marketing and distribution rights under these sublicense agreements in order to be appointed as Nexell's distributor of the Toolbox Products.

     In October 1999, the United States Patent and Trademark Office (the "Patent Office") issued to the Company a patent relating to a peptide which binds to CD34+ antibody and releases CD34 cells and which is a critical component of the Isolex/R/ system. A similar patent has been issued in Europe and Australia. These patents relate to the method of using a peptide to compete for the binding site of a cell-capturing antibody, thereby displacing the antibody and releasing the target cells essentially free of contamination by any of the reagents used in the cell selection process.

     Device and instrumentation patents include 32 issued U.S. and foreign patents with another 31 pending applications. This intellectual property broadly covers technology associated with magnetic cell separation, cell washing, culturing technology and methods for ex vivo gene therapy. The selection system encompasses the Isolex/R/ and similar instruments. This patent family includes patents and patent applications directed to the basic selection device having two magnets for capturing the paramagnetic beads, and patents and applications directed to the specific device configuration.

     NCI has rights to several antibodies and antibody-producing cell lines under a series of license agreements with Diaclone S.A. ("Diaclone") in Besancon, France. Under these agreements, Diaclone granted NCI an exclusive license to Diaclone's CD2, CD3 and CD8 antibodies, markers for human T-cells. NCI also has exclusive rights for exvivo applications of Diaclone's CD25 antibody, a T-cell activation marker that may facilitate the removal of alloreactive cells from a stem cell graft prior to transplant. In addition, NCI has non-exclusive rights to Diaclone's antibodies against CD138, useful for identification of myeloma cells; CD56 and CD16, markers for NK (natural killer) cells; and CD14, a monocyte marker.

     Cell therapy patents include 12 issued U.S. and foreign patents with 27 pending applications. These patents cover the methods for preparing, isolating and priming dendritic cells, as well as progenitor and precursor therapies for the treatment of granulocyte and platelet deficiencies. In addition, NCI has licensed intellectual property from Epimmune that includes peptides for developing cancer vaccines, including peptides specific for the tumor antigens associated with breast, colon and lung cancer as well as a T-helper specific peptide called PADRE. NCI has an option on an additional 30 peptides.

MANUFACTURING

     Nexell currently has no manufacturing capability and has historically contracted with Baxter to manufacture and package its Isolex/R/ and Maxsep/R/ products as well as supplies used by those products. Baxter is now directly responsible for the manufacture of those products it markets and sells, as well as for relationships with other contract manufacturers that may supply certain components of those products and/or other Nexell Toolbox products marketed and sold by Baxter. See "Relationship with Baxter Healthcare Corporation." Nexell intends to develop manufacturing capability either internally, or with a contract manufacturer, for the manufacture of therapeutic cellular products now in development.

GOVERNMENT REGULATION

     The Company has acquired or developed technologies that are intended to lead to commercialization of human medical cellular products. These biologic drugs are subject to extensive regulation by numerous governmental authorities in the United States and other countries. None of the Company's cellular product candidates has been approved for sale in the United States or any foreign market. The regulatory review and approval process, which includes pre-clinical testing and clinical trials of each product candidate, is lengthy, expensive and uncertain. Securing FDA approval requires the submission of extensive pre-clinical and clinical data and supporting information to the FDA for each indication to establish a product candidate's safety and efficacy. For clinical investigations in humans, the Company must submit to, and receive approval from FDA for an Investigational New Drug ("IND") application. Clinical development, which is undertaken in three stages, is the testing of investigational products in humans to demonstrate their safety and efficacy. The conduct of clinical trials normally takes three to eight years, but longer times may be required. If the clinical trials are successful, the Company will file a Biologics License Application ("BLA") containing both the pre-clinical and clinical data to receive approval to market the product. This process requires substantial expense, time and effort and there is no guarantee that approval will be granted on a timely basis, if at all.

     The Company and any of its contract manufacturers are also required to comply with the applicable FDA current Good Manufacturing Practice ("cGMP") regulations. cGMP regulations include requirements relating to quality control and quality assurance as well as the corresponding maintenance of records and documentation. Manufacturing facilities are subject to inspection by the FDA. Such facilities must be approved before the Company can use them in commercial manufacturing of our products.

     Outside the United States, the Company's ability to market a product is contingent upon receiving a marketing authorization from the appropriate regulatory authorities. The requirements governing the conduct of clinical trials, marketing authorization, pricing, and reimbursement vary widely from country to country, but are for the most part similar to those in the United States. At present, foreign marketing authorizations are applied for at a national level. However, within the European Community, registration procedures are available to companies wishing to market a product in more than one member state.

     The Company's lead candidate cellular therapy product (CD34+ HSC) is currently in Phase III clinical testing in the United States under a Nexell-sponsored IND, and the Company is in pre-IND discussions with the FDA for its dendritic cell vaccine product.

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

     There are several companies developing devices for cell processing, including Miltenyi Biotec GmbH, Biotransplant, Inc., and Aastrom Biosciences Inc. These device companies sell manufacturing tools to scientific investigators that enable cell processing in the research or clinical investigational setting. As such, they do not compete directly with Nexell. Since Nexell is developing biologic drugs, the primary competition will come from companies selling similar FDA-approved cell products or drugs.

     Alternatives to CD34+ HSC treatment for CGD include antibiotics and interferon gamma, which offer partial or temporary restoration of function. Alternative technologies and therapies to treat other genetic disorders are being developed or are already commercially available, including protein replacement therapy and gene therapy, such as for Gaucher's disease (glucocerebrosidase), Fabry's disease (alpha-galactosidase) and coagulation disorders (Factor VIII, Factor IX). Significant success has been obtained with certain protein replacement therapies.

     There are many approaches to limiting GVHD, including immunotoxins, the incorporation of suicide genes, photoinactivation, costimulatory blockade and the use of immunosupppressive drugs such as cyclosporine. Most of these methods are investigational and have only been studied in early clinical trials or in laboratory studies. Later stage clinical investigations are aimed at treating GVHD post-transplantation and involve the use of T-cell antibodies such as the humanized antibodies Simulect/R/ and Zenapax/R/ and the mouse anti CD147 monoclonal antibody ABX-CBL.

     Several companies are actively involved in the research and development of dendritic cell-based cancer therapeutics. The processes developed by each varies significantly, as does the stage of development, with some companies in early preclinical research and others in advanced clinical trials. In addition, there is a multitude of alternative approaches in development for the treatment of cancer that if successful could reduce the attractiveness of the dendritic cell vaccine approach.

RISK FACTORS

     Following are certain risk factors associated with the Company. These risks and uncertainties are not the only ones present. Others that are currently unknown, or are currently not considered important, may impair the Company's business or the trading price of its securities.

THE COMPANY WILL NEED TO RAISE ADDITIONAL FUNDS IN ORDER TO CONTINUE OPERATIONS.

As of December 31, 2001, the Company had approximately $5.1 million in cash and cash equivalents, compared to approximately $12.1 million at December 31, 2000. Cash and cash equivalents were approximately $6.3 million on March 25, 2002. Of this amount, approximately $0.1 million may be payable to minority shareholders of a subsidiary and a maximum of approximately $1.0 million may be payable to Company employees for bonuses, severance, accruals such as vacation and other benefits.

The Company has received a report from its independent auditors for the fiscal year ended December 31, 2001 containing an explanatory paragraph indicating there is substantial doubt about the Company's ability to continue as a going concern due to the Company's recurring losses from operations, negative cash flows from operations and need for continued funding. The Company's cash and cash equivalents are insufficient to fund projected operating expenses through 2002 and, based on the Company's current projections, will not fund operations beyond June 2002. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

The Company intends to seek additional funding through collaborative arrangements or equity or debt financings. An effort to raise funds through a private placement of equity securities was terminated during the first quarter of 2002 with no financing commitments received. If additional financing is not available, based on the Company's current projections, the Company's cash and cash equivalents will be insufficient to fund projected operating expenses beyond June 2002. The Company may not be able to obtain financing on favorable terms, if at all. If the Company acquires funds by issuing securities, it is likely further dilution to existing stockholders will result. If the Company acquires funds through collaborations, it will likely have to relinquish some or all of the rights to products or technologies that the Company may have otherwise developed itself. If the Company is unable to obtain funding, it may be required to sell the Company or certain of its assets or technologies or to cease operations.

The Company's future capital requirements will depend on many factors including:

    . progress in the development of the Company's future therapeutic cellular products;

    . the Company's ability to establish and maintain collaborative arrangements;

    . progress with preclinical testing and clinical trials and the cost of such trials;

    .   the time and costs involved in obtaining regulatory approvals;

    .   the costs involving in filing, prosecuting and enforcing patent claims;

    .   competing technological and market developments;

    .   the cost of manufacturing scale-up; and

    .   effective commercialization activities and arrangements.


THE COMPANY HAS NO SOURCE OF SIGNIFICANT REVENUES, HAS A HISTORY OF OPERATING LOSSES AND HAS NOT BEEN PROFITABLE.

Since commencing operations in January 1987, through December 31, 2001 the Company has incurred an accumulated deficit of approximately $225 million. These losses have resulted principally from costs incurred in research and development of the Isolex /R/ cell processing system and cell culture technologies, general and administrative expenses, establishment of worldwide sales, marketing, and service for the cell processing products, and the prosecution of patent applications. The Company had no significant operating revenues until 1998. Revenues since 1998 have been principally derived from sales of Isolex /R/ cell processing systems and related disposables. However, as a result of the August 31, 2001 distribution agreement and the associated sale to Baxter of the Company's sales and marketing business unit, the Company's current revenue producing activities have ceased. Thus, until the Company successfully develops and commercializes its cellular therapeutics products, it is not expected to generate significant new revenues. The Company expects to incur additional losses over the next several years, as it focuses on the development of cellular therapy products. The Company expects that these additional losses will result primarily from its research and development programs, including preclinical and clinical trials, establishment of supply capabilities, and the establishment of marketing and distribution capabilities necessary to support commercialization efforts for the Company's future therapeutics products. The Company cannot predict with any certainty the amount of future losses. The Company's ability to generate revenue and operating income in the future will depend on many factors, including:

    .   raising additional capital;

    .   developing and commercializing future cellular therapeutics products;

    . establishing manufacturing, sales and marketing capabilities for the Company's future cellular therapeutic products internally and through collaborative arrangements;

    . cost and timing of regulatory approvals and commercial sales of the Company's future cellular therapeutic products;

    . economical and reliable supply of the Company's future cellular therapeutic products;

    .   level of competing technologies and market developments;

    .   protection of the Company's patent and other intellectual rights;

    . continued scientific progress in the Company's research and development programs; and

    .   timing and investment in new technologies.

The Company expects to continue to incur net operating losses for the foreseeable future, and the Company can give no assurance that it will ever be profitable.

FAILURE TO COMPLY WITH NASDAQ'S LISTING STANDARDS COULD RESULT IN THE COMPANY'S DELISTING BY NASDAQ FROM THE NASDAQ NATIONAL MARKET AND SEVERELY LIMIT THE ABILITY OF STOCKHOLDERS TO SELL ANY COMMON STOCK.

The Company's Common Stock is currently traded on the NASDAQ National Market which imposes, among other requirements, listing maintenance standards, minimum bid and public float requirements. For example, if the closing bid price of the Company's Common Stock is under $1.00 per share for 30 consecutive trading days, NASDAQ may choose to notify the Company that it may delist its Common Stock from the NASDAQ National Market. If the closing bid price of the Company's Common Stock does not thereafter regain compliance for a minimum of ten consecutive trading days during the 90 days following notification by NASDAQ, NASDAQ may delist the Company's Common Stock from trading on the NASDAQ National Market. NASDAQ National Market maintenance standards also require a minimum shareholders equity of $10,000,000, or, until November 1, 2002, "net tangible assets" of $4,000,000. There can be no assurance that the Company's Common Stock will remain eligible for trading on the NASDAQ National Market. If the Company's stock were delisted, the ability of the Company's shareholders to sell their Common Stock would be negatively impacted. The Company's publicly traded warrants which are currently traded on NASDAQ also could be subject to delisting.

THE COMPANY MAY NOT SUCCESSFULLY COMPETE IN THE BIOTECHNOLOGY INDUSTRY.

The Company competes with biotechnology companies, pharmaceutical companies, academic institutions, government agencies and public and private research organizations. Many of these entities have extensive resources and experience in research and development, clinical testing, manufacturing, regulatory affairs, distribution and marketing. Some of these entities have significant research and development activities in areas upon which the Company focuses. Many of the Company's competitors possess substantially greater research and development, financial, technical, sales, marketing and human resources than the Company and may be in a better position to develop, manufacture and market products. The Company is aware of existing products that compete with its candidate products and other products in development that may compete with its candidate products. If the Company cannot successfully compete with existing or new products, any sales by the Company will suffer, and the Company may not ever be profitable.

PUBLIC ATTITUDES TOWARDS CELL THERAPY MAY NEGATIVELY AFFECT REGULATORY APPROVAL OR PUBLIC PERCEPTION OF PRODUCTS THE COMPANY MAY DEVELOP.

The commercial success of the Company's candidate products will depend in part on public acceptance of the use of cellular therapy for the prevention or treatment of human diseases. Public attitudes may be influenced by claims that cellular therapy is unsafe, and cellular therapy may not gain the acceptance of the public or the medical community. The use of embryonic human stem cells by others may give rise to ethical, legal and social issues regarding the appropriate use of any stem cell. Adverse effects in the field of cellular therapy that have occurred or may occur in the future may result in greater governmental regulation of the Company's products and potential regulatory delays relating to the testing or approval of its candidate products.

THE ETHICAL, LEGAL AND SOCIAL IMPLICATIONS OF THE COMPANY'S RESEARCH USING LIVING HUMAN CELLS COULD PREVENT THE COMPANY FROM DEVELOPING OR GAINING ACCEPTANCE FOR COMMERCIALLY VIABLE PRODUCTS IN THIS AREA.

The Company's research programs involve the use of living human cells that are derived from human tissue. In the event that the Company's research related to living human cells becomes the subject of adverse commentary, publicity or restrictive laws, the market price for the Company's Common Stock could be significantly harmed, and its business may suffer.

FAILURE TO OBTAIN AND MAINTAIN REQUIRED REGULATORY APPROVALS WOULD RESTRICT THE COMPANY'S ABILITY TO SELL ITS PRODUCTS AND EARN REVENUES.

The Company's development activities are intended to lead to new biologic drugs that must obtain the approval of the United States Food and Drug Administration before sales may be made in the United States, and the approval of foreign regulators before sales may be made in foreign jurisdictions. The process of obtaining and maintaining regulatory approvals for new drugs is lengthy, expensive and uncertain. The manufacturing, distribution, advertising and marketing of these products are also subject to extensive regulation. If the Company cannot demonstrate the safety, reliability and efficacy of its products, the Company will not obtain required regulatory approvals, and its ability to generate revenues will suffer. Noncompliance with applicable requirements can result in, among other things, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, failure of the FDA to grant premarket clearance or premarket approval, withdrawal of marketing clearances or approvals, and criminal prosecution.

Even after regulatory approval of a product is granted, that approval may be subject to limitations on the indicated uses for which it may be marketed. In addition, the FDA, other regulatory agencies and governments in other countries continue to review and inspect marketed products, manufacturers and manufacturing facilities after regulatory approval is granted. Later discovery of previously unknown problems with a product, manufacturer or facility may result in restrictions on the product or manufacturer, including withdrawal of the product from the market. Further, governmental agencies may establish additional regulations that could prevent or delay regulatory approval of the Company's candidate products.

IF THE COMPANY DOES NOT SUCCESSFULLY COMPLETE CLINICAL TRIALS, IT WILL NOT BE ABLE TO OBTAIN FDA APPROVAL AND SELL ITS PRODUCTS.

To be able to market products in the United States, the Company must demonstrate, through extensive preclinical studies and clinical trials, the safety and efficacy of its processes and product candidates, together with the cells produced by such processes in such products, for application in the treatment of humans. If the Company's clinical trials for new products are not successful, its products may not be marketable. The Company's ongoing studies may be delayed or halted for various reasons, including:

    .   inability to raise additional capital;

    . lack of effectiveness of its products or the perception by physicians that the products are not successful;

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

THE MARKET FOR ANY PRODUCTS THE COMPANY DEVELOPS WILL DEPEND ON ACCEPTANCE BY PHYSICIANS AND PATIENTS.

Market acceptance and demand for products the Company develop will depend largely on acceptance by physicians and patients of the products as safe and effective treatments and on the efficacy and pricing of alternative products. The Company's products may not be accepted by the marketplace as readily as competing products. The Company cannot assure that any of its products will gain any significant degree of market acceptance in the United States or internationally among physicians, other health care providers and third-party payers, even if reimbursement and necessary regulatory approvals are obtained. The Company believes that the commercial success of its products will depend on such acceptance. Failure of the Company's products to achieve significant market acceptance would have a material adverse effect on its business, financial condition and results of operations.

IF THE COMPANY DOES NOT KEEP PACE WITH TECHNOLOGICAL AND MARKET CHANGES, ANY PRODUCTS IT DEVELOPS MAY BECOME OBSOLETE AND ITS BUSINESS MAY SUFFER.

The market for the Company's potential products is very competitive and is subject to rapid technological changes. The Company's competitors may have developed, or could in the future develop, new technologies that compete with the Company's potential products or even render such products obsolete. Numerous investigators are working in the fields for which the Company's potential products are intended for use. Given the unpredictable nature of medical research and clinical development, studies have been and will continue to be published that are not supportive of the intended uses of the Company's products in development. Even if the Company is able to demonstrate improved or equivalent results of its products compared to existing products, practitioners may not switch to the Company's new products.

THE SUCCESS OF SALES OF PRODUCTS THE COMPANY DEVELOPS MAY DEPEND UPON REIMBURSEMENTS BY THIRD-PARTY PAYERS.

In the United States, physicians, hospitals and other health care providers that perform medical services generally rely on third-party payers, such as government and private health insurance plans and health maintenance organizations, to reimburse all or part of the cost associated with the treatment of patients. The Company's ability to successfully commercialize its product candidates will also depend on the extent to which these third party payers will pay for the products. Reimbursement by third party payers depends on factors such as the payers' determination that use of the products is safe and effective, reasonable and medically necessary, not experimental or investigational, appropriate for the patient and cost-effective. The Company anticipates its products to be subject to the same considerations as for reimbursement of other biologic drugs that requires physician supervision for administration. If third party payers do not approve the Company's products for reimbursement, sales will suffer as physicians and patients opt for competing products or alternative treatments.

THE COMPANY HAS LIMITED EXPERIENCE WITH MANUFACTURING AND DEPENDS ON THIRD PARTIES FOR KEY MANUFACTURING TOOLS.

The Company currently has no in-house manufacturing capability and must develop this capability for candidate products in development. To be successful, the Company's products must be manufactured in compliance with regulatory requirements and at acceptable costs. Manufacturing facilities of the Company's products will be subject to Good Manufacturing Practices ("GMP") regulations, international quality standards and other regulatory requirements. Failure by the Company to maintain their facilities in accordance with GMP regulations, international quality standards or other regulatory requirements may entail a delay in or termination of production, which could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company relies on Baxter for the provision of several key manufacturing tools for its candidate products, as well as the supplies associated with these products. The Company also contracts with other companies for supply of reagents, including cytokines and antigens. If third parties do not successfully carry out their contractual duties or meet expected deadlines, or if the Company's supply of certain reagents, tools or other materials is limited or interrupted, it would not be able to continue development activities, conduct clinical trials or market its products on a timely and cost-competitive basis, if at all. The Company may not be able to maintain favorable agreements with these parties or enter into favorable agreements with them. If third party agreements terminate at a crucial time, the Company may not have manufacturing capabilities to meet demand for its products.

GIVEN THE COMPANY'S LIMITED SALES AND MARKETING EXPERIENCE, IT MAY NOT BE ABLE TO DEVELOP EFFECTIVE METHODS TO SELL AND MARKET ITS PRODUCTS.

With the exception of approximately two years between late 1999 and late 2001, the Company has relied on Baxter for sales and marketing of its products. If the Company is not able to develop an effective sales and marketing organization for products in development, it will have to arrange for such activities to be performed by contracted third parties. The Company may not be able to enter into favorable agreements with such third parties, if at all. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

THE COMPANY'S FINANCIAL PERFORMANCE AND SUBSEQUENT REDUCTION OF THE WORKFORCE MAY AFFECT THE MORALE AND PERFORMANCE OF ITS PERSONNEL AND ABILITY TO ATTRACT AND RETAIN KEY MANAGEMENT, CONSULTANTS AND SCIENTIFIC PERSONNEL.

In an effort to reduce cash expenditures, during the year ended December 31, 2001, the Company reduced the number of its full-time employees from 105 to 24. In addition, recent trading levels of the Company's Common Stock have decreased the value of stock options granted to employees, pursuant to the Company's stock option plans. As a result of these factors, the Company's remaining personnel may seek employment with larger companies or companies they perceive to have better prospects. The Company's success will largely depend upon its ability to retain its current key personnel and consultants and to attract and retain new highly qualified personnel. Expertise in the field of ex vivo cell research and therapy is not generally available in the market, and competition for qualified consultants, management and scientific personnel is intense. The Company may not be successful in retaining existing or hiring new key consultants and personnel, which may have an adverse effect on the Company.

INTELLECTUAL PROPERTY LITIGATION COULD HARM THE COMPANY'S BUSINESS.

The Company's success will depend in part on its ability to develop commercially viable products without infringing the proprietary rights of others. Litigation, which is very expensive, may be necessary to enforce or defend its patents or proprietary rights and may not end favorably for the Company. Although the Company has not been subject to any filed infringement claims based on third party patents, other patents could exist or could be filed, which would prohibit or limit the Company's ability to market its products or maintain its competitive position. Any of the Company's patents, licenses or other intellectual property may be challenged, invalidated, canceled, infringed or circumvented and may not provide any competitive advantage to the Company. On March 2, 2000, the Company filed suit against Miltenyi Biotec GmbH and their related companies, Miltenyi Biotec, Inc. and AmCell Corporation. The suit charges Miltenyi with patent infringement, breach of contract and deceptive trade practices. For a further description of this litigation, see "Legal Proceedings." Since the Company no longer directly sells its cell processing systems to the research marketplace where Miltenyi competes, the business risk to the Company should it lose the litigation has decreased. Intellectual property litigation such as this could divert management's attention from developing its products and could force the Company to incur substantial costs regardless of whether the Company is successful.

IF THE COMPANY'S PATENT AND OTHER INTELLECTUAL PROPERTY PROTECTION IS INADEQUATE, THE COMPANY'S ABILITY TO GENERATE ANY SALES AND PROFITS COULD SUFFER OR COMPETITORS COULD FORCE THE COMPANY'S PRODUCTS OUT OF THE MARKET.

The Company owns or licenses patents on which its products rely in six general patent families:

..  hematopoietic stem cells;
..  non-HSC cell compositions and culture;
..  cell therapy;
..  cell selection systems;
..  bioreactor and culture systems; and
..  reagents for use in selection

Four of the Company's licensed patents relating to CD34+ stem cell separation currently are set to expire in 2004, 2007, 2110 and 2111, respectively. The Company may not be able to extend these or any other patents. In addition, patents may be issued to others that prevent the manufacture or sale of the products the Company is developing. The Company may have to license those patents and pay significant fees or royalties to the owners of the patents in order to market any products. This would cause profits on sales to suffer.

The Company has filed patent applications with respect to its potential products. These patent applications and others that may be filed by the Company may not issue. The scope of any patent that issues may not be sufficient to protect the Company's technology. The laws of foreign jurisdictions in which the Company intends to sell its products may not protect the Company's right to the same extent as the laws of the United States.

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

The Company has obtained licenses to third-party technology to conduct parts of its business. The Company is the exclusive licensee in the field of therapeutic research to patented technology from Becton Dickinson Company and Johns Hopkins University, which technology relates to stem cell separation and particularly relates to the immunomagnetic separation of CD34+ blood stem cells. If the licensors breach or terminate this or other licenses, the Company may lose certain rights to develop and market the products for the purposes covered by the licenses. The Company may not be able to obtain additional licenses as may be required for the development of the Company's products on reasonable terms or at all.

PRODUCT LIABILITY RISKS MAY EXPOSE THE COMPANY TO SIGNIFICANT LIABILITY.

The Company's business exposes the Company to potential product liability risks that are inherent in the testing, manufacturing and marketing of human therapeutic products. While the Company currently has product liability insurance, it cannot be sure that it can maintain such insurance on acceptable terms or that the Company's insurance will provide adequate coverage against potential liabilities.

RECENT ACCOUNTING STANDARDS MAY IMPACT THE COMPANY'S FINANCIAL STATEMENTS.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS
141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

The Company was required to adopt the provisions of SFAS 141 immediately, and is required to adopt the provisions of SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS 142.

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

As of the date of adoption, the Company had unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $7,615,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000, $2,955,000 and $2,719,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. Based upon an independent third party evaluation, the Company anticipates that the adoption of SFAS 41, SFAS 142 and SFAS 144 on January 1, 2002 will have no material impact on its financial statements.

THE COMPANY'S STOCK PRICE AND WARRANT PRICE COULD BE VOLATILE AND COULD DECLINE.

The market prices for securities of biotechnology companies are highly volatile, and there are significant price and volume fluctuations in the market that may be unrelated to particular companies' operating performances. The Company's stock price could decline suddenly due to factors such as the following:

     .  results of clinical trials;
     . the amount of the Company's cash resources and ability to obtain additional funding;
     . timing of regulatory approvals and changes in government regulation; . fluctuations in operating results;
     . announcements by us or others of technological innovations or new products;
     . failure to meet estimates or expectations of securities analysts, if any;
     .  rate of product acceptance;
     . developments in or disputes over patent or other proprietary rights; . public concern as to the safety of products developed by us or by others;
     . changes in recommendations by securities analysts, if any; and . general market conditions.

Any of these events may cause the price of the Company's shares to fall, which may adversely affect the Company's business and financing opportunities. In addition, the stock market in general and the market prices for biotechnology companies in particular have experienced significant volatility that often has been unrelated to the operating performance or financial conditions of such companies. These broad market and industry fluctuations may adversely affect the trading price of the Company's shares, regardless of its operating performance or prospects. For example, from December 31, 1999 through December 31, 2001, the price of the Company's Common Stock has fluctuated from a low of $0.63 to a high of $60.50, and the price of the Company's publicly traded warrants has fluctuated from a low of $0.18 to a high of $13.875.

THE COMPANY'S OUTSTANDING SHARES OF CONVERTIBLE PREFERRED STOCK AND WARRANTS COULD CAUSE SUBSTANTIAL DILUTION.

As of December 31, 2001, the Company's outstanding equity securities, excluding Common Stock, included:

     . 83,705 shares of Series A Cumulative Convertible Preferred Stock, convertible into 7,609,545 shares of Common Stock at a conversion price of $11.00 per share;

     . 63,000 shares of Series B Cumulative Convertible Preferred Stock, convertible into 6,165,590 shares of Common Stock at a conversion price of $10.218 per share (assuming such shares are not put to Baxter as described below);

     . Class B Warrants to purchase 808,686 shares of Common Stock for a price of $11.129 per share;

     . warrants to purchase 1,300,000 shares of Common Stock for a price of $4.60 per share; and

     . publicly-traded warrants to purchase 383,567 shares of Common Stock for a price of approximately $5.10 per share.

If holders of the preferred stock and warrants listed above converted or exercised all of their shares as of December 31, 2001, the holders would receive approximately 18,221,000 shares of Common Stock (representing approximately 45% of the Company's outstanding shares on a fully diluted basis, including approximately 1,954,000 shares of Common Stock upon the exercise of stock options outstanding as of December 31, 2001). Holders of Common Stock could experience substantial dilution of their investment upon conversion of the preferred stock or exercise of the warrants. The Company's outstanding equity securities also include Class A Warrants to purchase up to 1,500,000 shares of Common Stock for a price of $.04 per share, which are not exercisable, if at all, until November 24, 2004. In addition, unlike Common Stock, certain of these securities provide for anti-dilution protection in the event, among other things, of certain issuances of Common Stock, or securities convertible into or exercisable for Common Stock, below certain prices. If one or more of these events occur, the conversion or exercise price of the securities would decrease, and the number of shares of Common Stock that may be acquired upon conversion or exercise would increase.

It is likely that the holders of the Series B Preferred Stock will put their stock to Baxter under the circumstances described in the Side Letter Agreement or otherwise, in which case the conversion price of the Series B Preferred Stock would be adjusted. Conversion of the Series B Preferred Stock at the adjusted conversion price would result in substantial dilution of the Common Stock and in Baxter owning substantially in excess of a majority of the Common Stock. See "Relationship with Baxter Healthcare Corporation--November 1999 Private Placement Financing."

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

IF SHAREHOLDERS DO NOT RECEIVE DIVIDENDS, SHAREHOLDERS MUST RELY ON STOCK APPRECIATION FOR ANY RETURN ON THEIR INVESTMENT.

The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any earnings for future growth and, therefore, does not anticipate paying cash dividends in the future. As a result, only appreciation of the price of the Common Stock will provide a return to investors who purchase or acquire securities of the Company.

THE SUBORDINATION OF THE COMPANY'S COMMON STOCK TO THE COMPANY'S PREFERRED STOCK COULD HURT STOCKHOLDERS.

The Company's Common Stock is expressly subordinate to the Company's Series A Preferred Stock and Series B Preferred Stock in the event of the Company's liquidation, dissolution or winding up. Accordingly, if the Preferred Stock were not converted to Common Stock, if the Company were to cease operations and liquidate its assets because of its inability to obtain additional funding or otherwise, the Company would first be required to pay substantial sums to its holders of Preferred Stock, and there would likely not be any remaining value available for distribution to the holders of Common Stock after providing for the Series A Preferred Stock and Series B Preferred Stock liquidation preference.



EMPLOYEES

     Nexell had 24 full-time employees at December 31, 2001 compared with 105 full time employees at December 31, 2000. During the year ended December 31, 2001, the Company terminated 47 employees, and 34 employees became employees of Baxter following the August 2001 asset transaction with Baxter. The Company believes that relations with its employees are satisfactory.

CONSULTANTS

     The Company is dependent on third parties for significant aspects of its research and development operations. In certain cases, consultants are used to perform or supervise such activities. Consultants have been retained to assist in interpretation of FDA and international regulations and to provide statistical support for clinical trials. The Company also retains financial consultants. The Company's consultants generally are employed by and/or have consulting agreements with entities other than the Company, some of which may conflict or compete with the Company, and generally devote only a portion of their time to the affairs of the Company.

     Regulations or policies now in effect or adopted in the future by their respective employers may limit the ability of such persons to consult with the Company. The loss of the services of certain of such persons may adversely affect the Company.

EXECUTIVE OFFICERS OF THE COMPANY

     The following is a list of current executive officers of the Company and of individuals who may be deemed to be executive officers of the Company.

Name                         Age   Position
----                         ---   --------
Richard L. Dunning           56    Chairman of the Board
William A. Albright, Jr.     44    Chief Executive Officer, President, Chief
                                   Financial  Officer  and  Treasurer
Michel L. E. Bergh, Ph.D.    50    Vice President, Business Development, NCI
Wayne A. Tyo                 41    Secretary
-------------------

     RICHARD L. DUNNING was elected Chairman of the Board of Directors in May 1999 and was Chief Executive Officer of the Company from April 1996 until March 1, 2001. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Pharmaceuticals Company) from 1991-1995. Mr. Dunning also serves as a director of Epoch Biosciences, Inc. and DOR BioPharma, Inc.

     WILLIAM A. ALBRIGHT, JR. was elected a director and was appointed President and Chief Executive Officer of the Company in March 2001 at which time he relinquished his position as Chief Operating Officer, which he had held since July 2000. Mr. Albright joined the Company as Senior Vice President, Chief Financial Officer, Treasurer and Secretary in May 1999 and became President and Chief Operating Officer in July 2000. Prior to joining the Company, he was a consultant to the healthcare industry. From 1996 to 1998, he was Chief Financial Officer of LocalMed, Inc., a venture-stage medical device company developing products for interventional cardiology. From 1994 to 1996, he was Chief Financial Officer of Connetics Corp., a biopharmaceutical company. He joined Connetics as the third employee and helped build the organization from the venture-backed spin-off of Genentech Inc. into a freestanding publicly traded company. Earlier in his career, he held senior positions within the medical device group of Eli Lilly and Company.

     MICHEL L.E. BERGH, Ph.D. has served as Vice President, Business Development of NCI since September 1999. Prior to joining the Company, he served as Vice President, Business Development of LocalMed, Inc., a manufacturer of medical devices for interventional cardiology. Previously, he held executive positions in business development and research at Shaman Pharmaceuticals, Schering-Plough, Inc. and Genzyme Corporation.

     WAYNE A. TYO has served as Secretary of the Company since July 2000 and has also served as the Company's Corporate Controller since March 2000. From 1997 to 2000, Mr. Tyo served as Corporate Controller of Perigon Medical Distribution Corporation, a venture stage consolidator in the medical products distribution industry. From 1984 to 1997, he held various financial management positions at Caliber Collision Centers, Inc., MedTrans, Inc. and its predecessor company, CareLine, Inc., CareVisions Corporation and Ernst & Young.

     In December 2001, Joseph A. Mollica, resigned his position as a Director of the Company.

ITEM 2.  PROPERTIES.

     The Company currently occupies a building at 9 Parker, Irvine, California consisting of approximately 59,600 square feet. This facility is under a lease which provides for a current monthly rental of $45,892 plus real estate taxes and operating costs. The current term expires November 30, 2004 with two five-year renewal options.

     The Company also occupied 377 square meters (approximately 4,058 square feet) of office space at I. Meyskensstraat 224, B-1780 Wemmel, Belgium, under a lease with a monthly rental of 168,333 BEF (approximately $4,000). The lease was transferred to Baxter as part of the asset purchase agreement executed between the parties in August 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of which have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany and Miltenyi Biotec, Inc. are contesting whether jurisdiction over them is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for partial summary judgment of non-infringement of the patents, on the ground that AmCell's current activities are exempt from liability for infringement under the clinical trial "safe harbor" provision provided by 35 U.S.C. [sect] 271(e)(1). The Company opposed this motion and itself moved for partial summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell's activities are exempt from infringement under the safe harbor provision, choosing instead to defer such resolution to the United States Food and Drug Administration ("FDA"). The court further indicated, however, that the Company could revisit these issues with the court depending on the FDA's response to its consideration of these issues. Therefore, while recognizing the Company's right to renew its claim for relief depending on the FDA's actions, the court granted AmCell's motion for summary judgment and denied the Company's motion for summary judgment. Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein. The Company's motion remains pending at this time. Also, following entry of the court's order, inquiry was made at the FDA concerning the court's invitation to the FDA to resolve the question of whether particular activities of defendants are exempt from infringement under the relevant patent laws. Thereafter, the Company received notification from the FDA that the FDA declines to address the issues raised in the court's order. It is unclear at this time how the court will respond to this notification from the FDA. Pursuant to the consummation of the asset purchase agreement with Baxter, the Company granted Baxter the exclusive right to maintain, continue to prosecute, enforce and settle this lawsuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not Applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

     The Common Stock and the Common Stock Subscription Warrants are currently traded on The Nasdaq Stock Market National Market System under the symbols NEXL and NEXLW, respectively. The following table sets forth for the Common Stock the high and low sales prices for each calendar quarter from January 1, 2000 through December 31, 2001. All amounts have been retroactively adjusted for the Company's one-for-four reverse stock split which was effected on June 15, 2000.

2000                     High                  Low
----                     ----                  ---
First Quarter           $60.50              $ 4.75
Second Quarter           23.12               10.50
Third Quarter            15.50                7.53
Fourth Quarter            8.44                2.69

2001
----
First Quarter           $ 4.38              $ 1.22
Second Quarter            3.44                0.97
Third Quarter             2.84                0.99
Fourth Quarter            2.40                0.63

     On March 8, 2002, there were 1298 shareholders of record of the Common
Stock.

     The Company has not paid a cash dividend on Common Stock and does not anticipate the payment of cash dividends on Common Stock in the foreseeable future. The holder of the Company's Series A Cumulative Convertible Preferred Stock and the holders of the Company's Series B Cumulative Convertible Preferred Stock are entitled to annual stock dividends and semi-annual cash dividends, respectively. Cash dividends of $1,890,000 were paid in 2001 to holders of the Company's Series B Cumulative Convertible Preferred Stock. In addition, the terms of the Company's Amended and Restated Certificate of Incorporation applicable to its Series B Cumulative Convertible Preferred Stock limit the ability of the Company to pay dividends on Common Stock.

RECENT SALES OF UNREGISTERED SECURITIES

     Not applicable.

ITEM 6.  SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Data:

                                                                      Year Ended December 31,
                                                                     -------------------------
                                               2001            2000              1999             1998              1997
                                               ----            ----              ----             ----              ----
Revenue                                   $  13,180,000   $  18,180,000     $  14,961,000    $  13,443,000    $   5,002,000
Cost of goods sold                            6,813,000      11,429,000         9,677,000        8,226,000        4,630,000
                                          -------------   -------------     -------------     -------------    -------------
Gross profit                                  6,367,000       6,751,000         5,284,000        5,217,000          372,000
Operating expenses:
  Research and development                    5,919,000      10,828,000        15,243,000       20,485,000       13,252,000
  Purchased research and
    development                                      --              --                --               --       39,862,000
  General and administrative                  8,347,000       9,262,000         8,924,000       10,561,000        7,650,000
  Selling, marketing and distribution         6,000,000      11,649,000         9,400,000        4,592,000           61,000
  Goodwill and intangible asset
    amortization                              4,046,000       4,067,000         3,781,000        3,602,000          412,000
  Depreciation                                2,665,000       3,437,000         2,902,000        2,575,000          820,000
  Impairment of intangible assets             2,637,000              --                --               --               --
  Restructuring costs                                                             502,000        2,625,000               --
                                          -------------   -------------     -------------    -------------    -------------
Total operating expenses                     29,614,000      39,243,000        40,752,000       44,440,000       62,057,000
                                          -------------   -------------     -------------    -------------    -------------

Operating loss                              (23,247,000)    (32,492,000)      (35,468,000)     (39,223,000)     (61,685,000)

Other (income) expense:
Royalty and licensing (income) expense           (2,000)         22,000          (855,000)        (176,000)         150,000
Interest income                                (378,000)     (1,217,000)       (1,069,000)      (2,972,000)      (2,216,000)
Interest expense                                181,000           8,000         1,903,000        2,036,000          196,000
Gain on sale of equity investments                   --      (3,231,000)               --               --               --
Contract settlement                                  --              --                --          900,000               --
Minority interest in net loss of
  consolidated subsidiaries                          --              --                --       (4,161,000)      (3,474,000)
Other, net                                      262,000          21,000           226,000          113,000         (142,000)
                                          -------------   -------------     -------------    -------------    -------------
Total other (income) expenses                    63,000      (4,397,000)          205,000       (4,260,000)      (5,486,000)

Net loss                                    (23,310,000)    (28,095,000)      (35,673,000)     (34,963,000)     (56,199,000)
                                          -------------   -------------     -------------    -------------    -------------

Preferred stock dividends                    (6,640,000)     (6,371,000)       (4,418,000)      (3,988,000)        (166,000)
                                          -------------   -------------     -------------    -------------    -------------

Net loss applicable to common stock       $ (29,950,000)  $ (34,466,000)    $ (40,091,000)   $ (38,951,000)   $ (56,365,000)
                                          =============   =============     =============    =============    =============

Basic and diluted loss per share          $       (1.45)  $       (1.84)    $       (2.24)   $       (2.32)   $       (4.07)
                                          =============   =============     =============    =============    =============
Weighted average number of shares of
common stock outstanding                     20,697,000      18,761,000        17,861,000       16,821,000       13,864,000
                                          =============   =============     =============    =============    =============

The share and loss per share data has been restated to retroactively reflect the one-for-four reverse stock split in June 2000 (see Note 3 to the Consolidated Financial Statements).

Consolidated Balance Sheets Data:

                                               2001            2000              1999             1998              1997
                                               ----            ----              ----             ----              ----
Working capital                           $   4,013,000   $  16,891,000     $ 28,831,000     $ 32,017,000     $ 61,354,000
Total assets                                 44,514,000      75,455,000       93,839,000       89,344,000      121,947,000
Total liabilities                             6,264,000      14,015,000       10,625,000       40,529,000       34,239,000
Minority interest in subsidiary                      --              --               --               --        4,161,000
Accumulated deficit                        (224,824,000)   (199,373,000)    (169,398,000)    (133,533,000)     (98,570,000)
Shareholders' equity                         38,250,000      61,440,000       83,214,000       48,815,000       83,547,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On August 31, 2001 the Company and NCI (together, the "Nexell Group") completed the sale to Baxter of certain assets and liabilities of the Nexell Group's cell processing business (including trade receivables, inventory and fixed assets and all of the stock of the Company's wholly owned subsidiary, Nexell International
Sprl) as well as worldwide sales, marketing and distribution rights for the related products (including the Isolex/R/ 300i Magnetic Cell Selection System) for a purchase price of $4,687,000, and royalties on future product sales (the "Transaction"). At closing $2,586,000 of the purchase price was paid and the balance was paid in March 2002 pursuant to a settlement agreement that was entered into to resolve certain disagreements between the parties. Pursuant to the Transaction, Baxter offered certain Nexell Group employees positions with Baxter. Consistent with the Nexell Group's streamlined business plans, the Company's permanent workforce has been reduced to 24 employees from 105 at December 31, 2000. The Company recorded a charge of approximately $145,000 in the third quarter related to severance and/or related costs, and the transfer of distribution responsibilities. The full impact of spending reductions on operating results was first realized in December 2001.

As a result of the Transaction, substantially all of the Company's current revenue-producing activities have ceased, and the Company is focusing on development of proprietary cellular therapy products. In addition, as noted in the Company's March 28, 2002 press release, the Company's cash and cash equivalents are insufficient to fund projected operating expenses through the current fiscal year, and based on the Company's current projections will not fund operations beyond June 2002.

The Transaction was effected pursuant to the terms of an Asset Purchase Agreement dated August 3, 2001 among the Company, NCI and Baxter ("Asset Purchase Agreement"); a Distribution and License Agreement dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Second BD Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Public Health Service Biological Materials License dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and NCI; an Employee Lease Agreement dated August 31, 2001 among Baxter, the Company and NCI; and a Supply Agreement dated August 31, 2001 between Baxter and NCI.

Pursuant to the Asset Purchase Agreement, the following agreements between Baxter and NCI were terminated on August 31, 2001: (i) Hardware and Disposable Supply Agreement dated December 17, 1997; (ii) US and Canada Instrument Services Agreement dated June 30, 1999; (iii) Hardware and Disposables Manufacturing Agreement dated December 17, 1997; (iv) Antibody Manufacturing and Storage Agreement dated December 17, 1997; (v) Royalty Assignment and Agreement dated December 17, 1997; (vi) Equipment Lease Agreement dated December 21, 2000; and
(vii) Instrument Services Agreement dated November 30, 1999.

Additionally, certain other non-recurring items were recorded in the third and fourth quarters of 2001 that were associated with the events described above. These included direct transaction costs of approximately $500,000; a write-down of approximately $2,637,000 related to certain intangibles that were impaired as a result of the transaction; and cumulative foreign exchange losses of approximately $594,000. In the third quarter of 2001, write-downs of inventory that the Company believed would have otherwise been saleable in the ordinary course of business but which Baxter elected not to purchase and were no longer saleable by the Company due to non-compete provisions in the agreements resulted in a charge to cost of sales of approximately $1,182,000. As a result of the final negotiated settlement and reconciliation of the asset purchase price, the Company recorded a reversal in the fourth quarter of $1,739,000 of previously recognized cost of sales.

The asset purchase price receivable was offset by $716,000 due to the net effect of payments made and receipts collected by Nexell on Baxter's behalf subsequent to execution of the transaction. In addition, in February 2002, Baxter purchased and paid for additional inventory that had originally been excluded from the transaction and written down to a net realizable value of zero for cash consideration of $1,465,000. An additional $150,000 is payable to Nexell for its provision of extended transition services to Baxter.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, the Company evaluates its estimates, including assessing the valuation of intangible assets.

The Company considers the valuation of intangible assets to be the critical accounting policy that is important to the portrayal of the Company's financial condition and results of operations.

The Company evaluates intangible assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). This Statement requires that intangibles and other long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the Asset Purchase Agreement with Baxter in August 2001 and the reductions in the Company's work force it was determined that such an evaluation was appropriate at that time. In such a circumstance FAS 121 requires that recoverability be based upon an estimate of expected undiscounted future cash flows. The Company performed such an evaluation in the third quarter of 2001 and based on current projections it was determined that no impairment of goodwill and related intangibles had been realized. The Company updated such projections at year end and performed a similar analysis with the same results. Given the Company's near-term liquidity issues and market value of the Company's Common Stock, several additional factors were considered. These included the Company's market value on a fully diluted basis assuming conversion of its two series of Preferred Stock; the results of an independent third party valuation analysis performed in anticipation of adopting FAS 142; and other considerations.

YEARS ENDED DECEMBER 31, 2001 AND 2000

Net sales in fiscal 2001 decreased to $13,180,000 from $18,180,000 in fiscal 2000, a decrease of $5,000,000 or 28%. This decrease was primarily the result of the termination of substantially all revenue-producing activities by Nexell after August 2001 as a result of the Transaction as described above. Net sales in 2001 includes only eight months of product revenue as a result of the transfer of sales, marketing and distribution of NCI's Toolbox products to Baxter in August 2001 described above. Sales for the first eight months of 2001 increased as a result of the United States FDA approval of the improved 2.5 version of the Isolex device in mid 2000 and more aggressive sales strategy implemented in late 2000. The 2.5 version had improved performance and gradually resulted in better market acceptance. In June 2001, Nexell launched a major new product, the CytoMate cell washer. Both of these activities positively impacted sales in the eight months ended August 31, 2001, as reflected by the first and second quarter results.

The gross profit in fiscal 2001 decreased to $6,367,000 from $6,751,000, a decrease of $384,000 or 6%. In addition to 2001 including only eight months of gross profit, the Company realized a net decrease in cost of sales as a result of the final settlement of the transaction with Baxter as described above. Exclusive of these non-recurring adjustments the Company's gross profit for 2001 was 44%. The remaining increase was principally the result of changes in sales mix, particularly a relative decline in sales of lower margin devices favorably impacted gross profit in 2001.

Total operating expenses decreased from $39,243,000 in 2000 to $29,614,000 in 2001, a decrease of $9,629,000 or 25%. This decrease was principally the result of focused headcount and employee related expense reductions in October 2001 and the transfer of the

Company's cell processing business to Baxter on August 31, 2001. While the impact of the latter was not fully realized until December 2001 due to certain offsetting non-recurring charges, including severance, it did result in the immediate elimination of all sales, marketing and distribution expenses.

     Research and development expenses decreased $4,909,000 or 45% from $10,828,000 in 2000 to $5,919,000 in 2001. The decrease reflects the shift in business strategy to focus Company efforts on development of cell-based therapeutic products, and termination of all research and development activities related to the Company's cell processing business.

     General and administrative expenses decreased $915,000 or 10% from $9,262,000 in 2000 to $8,347,000 in 2001. This decrease reflects reduced expenses resulting from the implementation of the Company's strategic plan in late 2000 and the impact of spending reductions effective with the close of the Baxter transaction in August 2001. Both the implementation of the strategic plan in late 2000 and the Baxter transaction in 2001 resulted in reductions in headcount in October 2000 and August 2001, respectively. As of December 31, 2001 the Company had 24 full time employees. These expense reductions were partially offset by non-recurring charges incurred in the third and fourth quarters of 2001 as a result of the transaction with Baxter and the related restructure. These non-recurring items included approximately $0.5 million for direct transaction costs, $0.6 million for severance and related costs, a charge of approximately $1,250,000 related to the impairment of certain fixed assets held for disposal and $0.6 million for retention bonuses earned as of December 31, 2001.

     Selling, marketing and distribution expenses decreased from $11,649,000 in 2000 to $6,000,000 in 2001, a decrease of $5,649,000 or 48%. The decrease results from the transfer of the sales and distribution responsibilities to Baxter related to the license distribution agreement on August 31, 2001, including transfer of a European headquarters with a fully staffed sales and marketing function to Baxter and decreased marketing activities in anticipation of the exit from the cell processing business. Effective September 1, 2001 all sales, marketing and distribution expenses were eliminated.

     Goodwill and intangible asset amortization decreased by $21,000 or 1% to $4,046,000 in 2001 from $4,067,000 in 2000. This was the result of the decrease in amortization as a result of the write down of intangibles impaired as a result of the transaction with Baxter partially offset by the acquisition of licenses for manufacturing components of the cellular products in 2001.

     Depreciation expense decreased from $3,437,000 in 2000 to $2,665,000 in 2001, a decline of $772,000 or 22%. This decrease was principally the result of the sale of fixed assets related to the cell processing business as part of the transaction with Baxter. Additionally, the Company discontinued depreciation on certain fixed assets held for disposal as a result of the changes in the Company's business.

     An impairment of intangible assets of $2,637,000 occurred in 2001 as a result of the transaction with Baxter and the Company's exit from the cell processing business. There was no comparable expense in 2000. The impaired intangible related to amounts allocated to workforce in the 1997 acquisition of the Immunotherapy Division of the Biotech Business Group of Baxter.

     Other expense was $63,000 in 2001 while other income of $4,397,000 was recognized in 2000, a change of $4,460,000. In 2000, the Company recognized a gain on the sale of an equity investment of $3,231,000 that did not recur in 2001. Additionally, interest income declined by $839,000 from 2000 as a result of lower interest rates and the Company maintaining lower average cash balances. Interest expense increased from $8,000 in 2000 to $181,000 in 2001 due to interest on the Company's capital lease with Baxter which began in December 2000 and was terminated in August 2001.

     The foregoing resulted in a net loss of $23,310,000 for fiscal 2001, a decreased loss of $4,785,000 or 17% from the 2000 net loss of $28,095,000. The net loss applicable to common stock likewise declined by $4,516,000 or 13% from $34,466,000 in 2000 to $29,950,000 in 2001.

YEARS ENDED DECEMBER 31, 2000 AND 1999

     Net sales in fiscal 2000 increased to $18,180,000 from $14,961,000 in fiscal 1999, an increase of $3,219,000 or 22%. This increase was the result of several factors. There were also factors that negatively impacted net sales in 2000. Both these positive and negative factors are summarized as follows:

     . changes in the Company's Marketing, Sales and Distribution Agreement ("Distribution Agreement") with Baxter in the last half of 1999;

     .  regulatory approval of the Isolex 300i in the United States in July
        1999;

     .  sales force issues;

     .  marketplace factors; and

     .  foreign currency impacts.

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

     In the Spring of 2000, an apparent decrease in the total number of new Investigational Device Exemptions (IDE's), in the Company's view, affected customer use of the Company's products in research protocols. Management believes this adversely impacted associated sales of its approved kit and disposable products. Also in the Spring of 1999, data presented from non-Company studies indicated that high dose chemotherapy showed no significant benefit versus conventional therapy for the treatment of breast cancer, which significantly reduced the selection market in this field of use.

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

     The gross profit in fiscal 2000 increased to $6,751,000 from $5,284,000, an increase of $1,467,000 or 28%. The gross profit percentage in 2000 was 37% versus 35% in 1999. The increase in the gross profit percentage relates to costs recorded in 1999 related to the impact of changes in the Distribution Agreement, spreading substantially fixed overhead costs over a large sales base and changes in sales mix.

     Total operating expenses decreased from $40,752,000 in 1999 to $39,243,000 in 2000, a decrease of $1,509,000 or 4%. Factors in this decrease are discussed below.

     Research and development expenses decreased $4,415,000 or 29% from $15,243,000 in 1999 to $10,828,000 in 2000. The decrease resulted from the wind-down of former Innovir activities and reduced new product development costs after the initial approval of the Isolex 300i.

     General and administrative expenses increased $338,000 or 4% to $9,262,000 in 2000 from $8,924,000 in 1999. This increase was primarily due to one-time charges related to separation agreements with former employees, including certain officers, as a result of which the Company incurred charges for severance and acceleration of stock option vesting and increased headcount and related costs to support the July 1999 launch of the Isolex system. These were partially offset by reductions in headcount in October 2000 consistent with the Company's recently completed strategic planning.

     Selling, marketing and distribution expenses increased to $11,649,000 in 2000 from $9,400,000 in 1999, an increase of $2,249,000 or 24%. The increase related to 1) the ramp up of marketing efforts for the U.S. launch of the Isolex/R/ 300 and Isolex/R/ 300i, which received final approval from the FDA in July 1999, and 2) the assumption of the direct sales and distribution responsibilities from Baxter related to the restructuring of the Distribution Agreement on June 30, 1999, including creation of a European headquarters in December 1999 with a fully staffed sales and marketing function.

     Goodwill and intangible asset amortization increased by $286,000 or 8% to $4,067,000 in 2000 from $3,781,000 in 1999. This was the result of the acquisition of certain assets of CellPro Incorporated in January 1999, the acquisition of Baxter's minority interest in NCI in May 1999 and the acquisition of several antibody licenses in 1999 and 2000.

     Depreciation expense increased from $2,902,000 in 1999 to $3,437,000 in 2000, an increase of $535,000 or 18%. This increase was principally the result of the increased placement of devices following U.S. approval of the Isolex/R/ 300i device and establishment of a European sales office in 1999.

     Restructuring costs of $502,000 were incurred in 1999 related to the Company's relocation of its corporate headquarters. This did not recur in 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has received a report from its independent auditors for the fiscal year ended December 31, 2001 containing an explanatory paragraph that describes the substantial doubt as to the Company's ability to continue as a going concern due to its recurring losses from operations, negative cash flow from operations and need for continued funding. As noted above, as a result of the Transaction substantially all of the Company's revenue-producing activities have ceased. Management's plans to continue as a going concern rely on raising additional financing, reducing operating expenses, liquidating certain assets and/or other restructuring alternatives. Any of these may have a material adverse effect on the Company's business. In addition, management is currently analyzing and exploring various financial, strategic and restructuring alternatives available to the Company, including a strategic alliance, the possible sale of all or a portion of the Company or liquidation. There can be no assurance that any such transaction will occur or as to the impact of such transaction on the Company's business but it is likely that any such transaction would result in substantial shareholder dilution. In addition, in order to complete such transactions, it may be necessary to simplify the Company's capital structure by converting its existing two series of Preferred Stock to Common Stock, thereby eliminating the liquidation preferences of such Preferred Stock. In such an event it is possible that in connection with the conversion of the Series B Preferred Stock pursuant to the Side Letter Agreement or otherwise, Baxter could own substantially in excess of a majority of the outstanding Common Stock. It is likely that the holders of the Series B Preferred Stock will put their stock to Baxter as described in the Side Letter Agreement or otherwise, in which case the conversion price of the Series B Preferred Stock would be adjusted. Conversion of the Series B Preferred Stock at the adjusted conversion price would result in substantial dilution of the Common Stock and in Baxter owning substantially in excess of a majority of the outstanding Common Stock. See "Relationship with Baxter Healthcare Corporation -- November 1999 Private Placement Financing."

     The Company expects to incur substantial expenditures in the foreseeable future for the research and development and ultimate commercialization of its proposed cellular therapy products. Based on current projections, which are subject to change, the significant reduction in spending that resulted from the Company's restructure and management's ability to liquidate certain assets if necessary, the Company's management believes that the current balance of cash and cash equivalents is sufficient to fund its remaining operations into approximately June 2002. Thereafter, the Company will require additional funds, which it has sought and is seeking to raise through public or private equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing including potential merger, sale or restructuring transactions. There can be no assurance that such additional funds will be available to the Company on terms favorable to the Company, or at all, and the Company's operations could be negatively materially impacted by the need to further adjust spending and/or liquidate assets. An effort to raise funds through a private placement of equity securities was terminated in the first quarter of 2002 principally to allow the Company to direct its focus on potential business combinations.

     The Company had $5,092,000 in cash and cash equivalents as of December 31, 2001 as compared to $12,119,000 as of December 31, 2000. Cash and cash equivalents were approximately $6,300,000 on March 25, 2002 and, based on current projections, will not fund operations beyond June 2002. Working capital was $4,013,000 at December 31, 2001 as compared to $16,891,000 at December 31, 2000. The $7,027,000 decrease in cash and cash equivalents in 2001 resulted from cash used in the operations of the Company of $10,597,000 partially offset by cash provided by investing activities of $2,039,000 and cash provided by financing activities of $1,308,000. The $12,878,000 decrease in working capital principally resulted from the decrease in cash, a $1,857,000 decrease in short-term marketable securities and decreases in net current assets as a result of the transfer of the Company's cell processing business.

     Net cash used in operations was $10,597,000 in 2001 compared to $24,077,000 in 2000 and $27,851,000 in 1999, principally due to operating losses less depreciation, amortization and other non-cash charges.

     Net cash provided by investing activities was $2,039,000 in 2001 compared to $2,951,000 in 2000 and cash use of $3,172,000 in 1999. In 2001, the Company received cash proceeds of $2,586,000 as a result of the asset sale to Baxter. Proceeds from the sale of short-term marketable securities were $3,818,000 in 2000. The Company had no similar proceeds from investing activities in 1999 and had a higher level of equipment purchases in 2000 related to placement of devices subsequent to U.S. FDA approval.

     Net cash provided by financing activities was $1,308,000 in 2001 compared to $4,716,000 in 2000 and $26,632,000 in 1999. Cash provided by financing activities in 2001 consisted of net proceeds from the Acqua Wellington financing of $3,865,000 partially offset by dividend payments, and capital lease payments. Cash provided by financing activities in 2000 consisted of proceeds from the issuance of common stock in connection with option and warrant exercises and from the sale of equipment subject to leaseback partially offset by the payment of preferred stock dividends. Cash provided by financing activities in 1999 consisted primarily of net proceeds from the sale of preferred stock partially offset by the repayment of long term debt.

     Cash dividends are payable on the Company's Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,900,000 per year (see Note 10 to the Consolidated Financial Statements for a description of the Series B Preferred Stock).

     During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy maximum cash severance and retention payments of approximately $982,000 and maximum performance bonuses of approximately $423,000 could be payable. The severance benefit provides for payment of 2, 4 or 8 weeks pay depending on the employee's responsibilities. The retention bonus was designed as an incentive in retaining employees through December 31, 2001 following the head count reductions occurring earlier in the year. The performance bonus is payable only on the successful achievement of critical milestones. An additional reserve was established for $272,000 for outplacement services and benefits including COBRA cost reimbursement and employer taxes. Such amounts became or will become payable in the event of an employee's involuntary termination without cause and/or achievement of specific performance objectives within specified time frames. The Company made severance payments of $206,000 in October 2001. Additionally, retention payments totaling $584,000 earned and accrued as of December 31, 2001 were made in January 2002. In addition to the above, the Company has obligations related to accrued vacation and holiday pay.

     The Company's Common Stock is currently traded on the Nasdaq National Market which imposes, among other requirements, listing maintenance standards, minimum bid and public float requirements. For example, if the closing bid price of the Common Stock is under $1.00 per share for 30 consecutive trading days, Nasdaq may choose to notify the Company that it may delist the Common Stock from the Nasdaq National Market. If the closing bid price of the Common Stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist the Common Stock from trading on the Nasdaq National Market. NASDAQ National Market maintenance standards also require a minimum shareholders equity of $10,000,000, or, until November 1, 2002, "net tangible assets" of $4,000,000. There can be no assurance that the Common Stock will remain eligible for trading on the Nasdaq National Market. If the stock were delisted, the ability of the Company's shareholders to sell their Common Stock would be negatively impacted. The Company's publicly held warrants which are currently traded on Nasdaq also could be subject to delisting.

NEW & PROPOSED ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company was required to adopt the provisions of SFAS 141 immediately, and is required to adopt the provisions of SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS 142.

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

     As of the date of adoption, the Company had unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $7,615,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000, $2,955,000 and $2,719,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

     The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. Based upon an independent third party evaluation, the Company anticipates that the adoption of SFAS 141, SFAS 142 and SFAS 144 on January 1, 2002 will have no material impact on its financial statements.

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

FOREIGN CURRENCY RISK

The Company has no current exposure to foreign currency risk as a result of the sale of its international subsidiary to Baxter under terms of the asset purchase agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See Index to Financial Statements on page F-1.

     Financial Statement Schedule:
         Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000, and 1999.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Certain of the information required in response to this item is incorporated by reference to the 2002 Proxy Statement or if the 2002 Proxy Statement is not filed within 120 days of the Company's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such time frame. See also "Executive Officers of the Company" hereinabove.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information required in response to this item is incorporated by reference to the 2002 Proxy Statement or if the 2002 Proxy Statement is not filed within 120 days of the Company's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such time frame.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information required in response to this item is incorporated by reference to the 2002 Proxy Statement or if the 2002 Proxy Statement is not filed within 120 days of the Company's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such time frame.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information required in response to this item is incorporated by reference to the 2002 Proxy Statement or if the 2002 Proxy Statement is not filed within 120 days of the Company's fiscal year end, such information will be included in an amendment to this Form 10-K filed within such time frame.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      Lists.

     1.  See Index to Financial Statements on page F-1.

     2.  See Item 8 regarding financial statement schedules.

     3.  Exhibits.

Exhibit
Number           Description
-------          -----------
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

2.7              Asset Purchase Agreement dated as of August 3, 2001 among the Company,
                 NCI and Baxter (schedules are omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request). (34)

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

4.7              The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due
                 November 30, 2004 issued May 28, 1999 to Baxter (5)

4.8              The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due
                 November 30, 2004 issued May 28, 1999 to Baxter (5)

4.9              The Company's Certificate of Designation filed with the Delaware
                 Secretary of State on November 24, 1999  creating the Series B Preferred Stock
                 (included in Exhibit 3.1 above)

10.3             The Company's Amended and Restated 1990  Incentive and Non-Incentive
                 Stock Option Plan, as amended to date (35)*

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


Exhibit
Number           Description
-------          -----------
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

10.63            Amendment dated November 30, 1999 to Asset Transfer Agreement dated
                 June 30, 1999, among the Company, NCI and Baxter (27)

10.64            Distribution Agreement with Takara Shuzo Co., Ltd. (28)

10.65            Co-Development Agreement with Takara Shuzo Co., Ltd. (28)

10.66            Letter Agreement between L. William McIntosh and the Company dated
                 August 10, 2000 (29)*

10.67            Sale-leaseback agreement between Baxter Healthcare Corp. and the
                 Company dated December 21, 2000 (35)

10.68            Non-Incentive Stock Option Agreement dated February 18, 2000 between the Company and Dennis E. Van Epps(35)*

10.69            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and William A. Albright, Jr.(35)*

10.70            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Michel L. E. Bergh (35)*

10.71            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Richard L. Dunning (35)*

10.72            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and David J. Hirsch (35)*

10.73            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Amy Ross (35)*

10.74            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Dennis E. Van Epps (35)*

10.75            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and David J. Hirsch (35)*

10.76            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Daniel Levitt (35)*

10.77            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Amy Ross (35)*

10.78            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Richard L. Casey (35) *

10.79            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Joseph A. Mollica (35)*

Exhibit
Number           Description
-------          -----------
10.80            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and C. Richard Piazza (35)*

10.81            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Eric A. Rose (35)*

10.82            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Victor W. Schmitt (35)*

10.83            1998 Non-Incentive Stock Option Plan of the Company for Directors,
                 Employees and Consultants of Nexell of California, Inc., as amended to date
                 (35)*

10.84            Common Stock Purchase Agreement dated January 9, 2001, between Acqua
                 Wellington North American Equities Fund, Ltd. and the Company (30)

10.85            License Agreement dated March 28, 2001 between NCI and Epimmune Inc.
                 (Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.) (31)

10.86            Non-Incentive Stock Option Agreement dated February 23, 2001 between the Company and William A. Albright, Jr. (31)*

10.87            Termination Letter with Acqua Wellington North American Equities
                 Fund, Ltd. (32)

10.88            The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as
                 amended to date (33)*

10.89            Distribution and License Agreement dated August 31, 2001 between
                 Baxter and NCI (34)

10.90            Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and NCI (34)

10.91            Sublicense Agreement of the Second BD Sublicense dated August 31,
                 2001 between Baxter and NCI (34)

10.92            Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and NCI (34)

10.93            Sublicense   Agreement of the Public Health Service Biological
                 Materials License dated August 31, 2001 between Baxter and NCI (34)

10.94 Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and NCI (34)

10.95            Employee Lease Agreement dated August 31, 2001 among Baxter, the
                 Company and NCI (34)

10.96            Supply Agreement dated August 31, 2001 between Baxter and NCI (34)

10.97            Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and Richard L. Casey*

10.98            Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and Joseph A. Mollica*

10.99            Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and C. Richard Piazza*


10.100 Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and Eric A. Rose*

10.101 Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and Victor W. Schmitt *

10.102 Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company and Richard L. Dunning *

10.103 Nexell Therapeutics Inc. Retention and Severance Plan, as amended, and Summary Plan Description*

10.104 Nexell Therapeutics Inc. Retention and Severance Plan, as amended, [For Senior Staff Members] and Summary Plan
                 Description*

10.105           Letter Agreement dated March 26, 2002 between the Company and
                 William A. Albright, Jr.*

10.106           Settlement Agreement dated March 19, 2002 among the Company,
                 NCI and Baxter

10.107 Letter Agreement dated September 27, 2001 between the Company and Michel Bergh*

10.108 Letter Agreement dated September 27, 2001 between the Company and Wayne Tyo*

21               List of Subsidiaries

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

(26) Intentionally omitted.

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

(31) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference thereto.

(32) Filed as the same numbered Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference thereto.

(33) Filed as Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-64138), and incorporated herein by reference thereto.

(34) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.

(35) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference thereto.

(b)  Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              Nexell Therapeutics Inc.

                              By:   /s/ William A. Albright, Jr.
                                    -------------------------------------------
                                        William A. Albright, Jr.
                                      Chief Executive Officer, President, Chief
                                      Financial Officer and Treasurer

Dated:   March 31, 2002

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

               Signature                                               Title                                      Date
               ---------                                               -----                                      ----

/s/   Richard L. Dunning                           Chairman of the Board                                     March 31, 2002
------------------------------------------------
Richard L. Dunning

/s/   William A. Albright, Jr.                     Director, Chief Executive Officer, President, Chief       March 31, 2002
------------------------------------------------   Financial Officer and Treasurer (Principal Executive,
William A. Albright, Jr.                           Financial and Accounting Officer)


/s/   Daniel Levitt, M.D., Ph.D                    Director                                                  March 31, 2002
------------------------------------------------
Daniel Levitt, M.D., Ph.D.

/s/   Victor W. Schmitt                            Director                                                  March 31, 2002
------------------------------------------------
Victor W. Schmitt

/s/   Eric A. Rose, M.D.                           Director                                                  March 31, 2002
------------------------------------------------
Eric A. Rose, M.D.

/s/   Richard L. Casey                             Director                                                  March 31, 2002
------------------------------------------------
Richard L. Casey

/s/   C. Richard Piazza                            Director                                                  March 31, 2002
------------------------------------------------
C. Richard Piazza

                          INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

Independent Auditors' Report                                                                                                   F-2

Consolidated Balance Sheets at December 31, 2001 and 2000                                                                      F-3

Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999                                     F-4

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999         F-5 to F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                              F-7 to F-8

Notes to Consolidated Financial Statements                                                                              F-9 to F-31

[LOGO OF KPMG]

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Nexell Therapeutics Inc.:

      We have audited the accompanying consolidated balance sheets of Nexell Therapeutics Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. In connection with our audits of the consolidated financial statements, we have also audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nexell Therapeutics Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

      The accompanying consolidated financial statements and financial statement schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and shows a need for continued funding. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements and financial statement schedule do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

March 1, 2002, except as to
  note 6, which is as of
  March 19, 2002

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS


===================================================================================================================================
                                                                                                          December 31,
                                                                                               ------------------------------------
Assets   (Note 2)                                                                                            2001               2000
-----------------------------------------------------------------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                                                                       $   5,092,000     $  12,119,000
  Trade receivables net of allowance for doubtful accounts of zero and $37,000 in 2001 and
    2000, respectively                                                                                   20,000         2,940,000
  Receivables from related party                                                                      1,423,000         1,576,000
  Inventory                                                                                             286,000         3,831,000
  Short term marketable securities                                                                    1,143,000         3,000,000
     Other current assets                                                                             1,188,000         3,953,000
-----------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                  9,152,000        27,419,000
-----------------------------------------------------------------------------------------------------------------------------------
Fixed assets, net                                                                                     1,625,000         8,164,000
Intangible assets, net                                                                               32,737,000        39,372,000
Other assets                                                                                          1,000,000           500,000
-----------------------------------------------------------------------------------------------------------------------------------

Total assets                                                                                      $  44,514,000     $  75,455,000
-----------------------------------------------------------------------------------------------------------------------------------

Liabilities
-----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                                                $   1,483,000     $   3,812,000
  Accounts payable due to related party                                                                     -0-         2,821,000
  Accrued expenses                                                                                    3,206,000         2,807,000
  Capital leases-current portion                                                                            -0-           638,000
  Deferred revenue-current portion                                                                      450,000           450,000
-----------------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                                             5,139,000        10,528,000

Capital lease obligation-non current portion                                                                -0-         1,912,000

Deferred revenue-non current portion                                                                  1,125,000         1,575,000

                                                                                               ------------------------------------
Total liabilities                                                                                     6,264,000        14,015,000
-----------------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies and other matters (notes 9 and 14)                                             --                --

Shareholders' equity:
  Convertible preferred stock; $.001 par value, 1,150,000 shares authorized
  Series A; 83,705 and 78,967 issued and outstanding at December 31, 2001 and 2000,
    respectively (liquidation value $83,912,000 and $79,162,000)                                            100               100
  Series B; 63,000 issued and outstanding at December 31, 2001 and 2000 (liquidation value
    $63,194,000 and $63,194,000)                                                                            100               100
  Common stock; $.001 par value, 80,000,000 shares authorized 20,940,509 and 19,084,894
    shares issued and outstanding at December 31, 2001 and 2000, respectively                            21,000            19,000
  Additional paid-in capital                                                                        262,081,800       258,188,800
  Accumulated other comprehensive income                                                                971,000         2,605,000
  Accumulated deficit                                                                              (224,824,000)     (199,373,000)
-----------------------------------------------------------------------------------------------------------------------------------

Total shareholders' equity                                                                           38,250,000        61,440,000
-----------------------------------------------------------------------------------------------------------------------------------

Total liabilities and shareholders' equity                                                        $  44,514,000     $  75,455,000
-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS


                                                                                            Years Ended December 31,
                                                                                    2001              2000              1999
-----------------------------------------------------------------------------------------------------------------------------------
Revenue                                                                          $ 13,180,000      $ 18,180,000      $ 14,961,000

Cost of goods sold                                                                  6,813,000        11,429,000         9,677,000
-----------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                                        6,367,000         6,751,000         5,284,000

Operating expenses:
  Research and development                                                          5,919,000        10,828,000        15,243,000
  General and administrative                                                        8,347,000         9,262,000         8,924,000
  Selling, marketing and distribution                                               6,000,000        11,649,000         9,400,000
  Goodwill and intangible amortization                                              4,046,000         4,067,000         3,781,000
  Depreciation                                                                      2,665,000         3,437,000         2,902,000
  Impairment of intangible assets                                                   2,637,000              ----              ----
  Restructuring costs                                                                    ----              ----           502,000
-----------------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                         $ 29,614,000      $ 39,243,000      $ 40,752,000
-----------------------------------------------------------------------------------------------------------------------------------
Operating loss                                                                    (23,247,000)      (32,492,000)      (35,468,000)

Other (income) expenses:
  Royalty and licensing (income) expense                                               (2,000)           22,000          (855,000)
  Interest income                                                                    (378,000)       (1,217,000)       (1,069,000)
  Interest expense                                                                    181,000             8,000         1,903,000
  Gain on sale of equity investment                                                        --        (3,231,000)               --
  Other, net                                                                          262,000            21,000           226,000
-----------------------------------------------------------------------------------------------------------------------------------
Total other (income) expenses                                                    $     63,000      $ (4,397,000)     $    205,000
-----------------------------------------------------------------------------------------------------------------------------------

Net loss                                                                          (23,310,000)      (28,095,000)      (35,673,000)

Preferred stock dividends                                                          (6,640,000)       (6,371,000)       (4,418,000)
-----------------------------------------------------------------------------------------------------------------------------------

Net loss applicable to common stock                                              $(29,950,000)     $(34,466,000)     $(40,091,000)
-----------------------------------------------------------------------------------------------------------------------------------

Basic and diluted loss per share                                                 $      (1.45)     $     (1.84)      $     (2.24)
-----------------------------------------------------------------------------------------------------------------------------------

Weighted average number of shares of common stock outstanding                      20,697,000        18,761,000        17,861,000
-----------------------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY


                                                  Series A               Series B                                       Additional
                                               Preferred Stock       Preferred Stock            Common Stock              paid-in
                                             Shares      Amount     Shares     Amount        Shares        Amount         capital
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                      70,282    $100          --       --      16,957,546     $17,000    $182,588,900

Issuance of shares in connection with
  exercise of underwriter options                    --      --          --       --         120,285          --         922,000
Issuance of Series B shares in connection
  with private placement, net of issuance
  costs of  $2,577,000                                               63,000      100                                  60,422,900
Preferred dividends                               4,216      --          --       --              --          --              --
Issuance of shares in connection with
  acquisition of CellPro                             --      --          --       --         470,553          --       3,000,000
Retirement of CellPro shares                         --      --          --       --        (156,850)         --        (628,000)
Issuance of shares in connection with
  exchange in interest in subsidiary                 --      --          --       --         750,000       1,000       6,281,000
Issuance of shares in exchange for certain
Innovir preferred shares
                                                     --      --          --       --          17,500          --         153,000
Non-cash exercise of options                         --      --          --       --          19,703          --         (24,000)
Amortization of options                              --      --          --       --              --          --              --
Option repricing                                     --      --          --       --              --          --          81,000
Net loss                                             --      --          --       --              --          --              --
Translation adjustment                               --      --          --       --              --          --              --
Comprehensive loss
                                                                                                                   -------------
Balance - December 31, 1999                      74,498    $100      63,000     $100      18,178,737     $18,000    $252,796,800

Exercise of options                                  --      --          --       --         600,042       1,000       2,706,000
Exercise of warrants                                 --      --          --       --         306,115          --       1,339,000
Preferred dividends                               4,469      --          --       --              --          --              --
Amortization of options                              --      --          --       --              --          --         (16,000)
Option repricing and changes in terms                --      --          --       --              --          --       1,363,000
Net loss                                             --      --          --       --              --          --              --
Translation adjustment                               --      --          --       --              --          --              --
Adjustment to market of equity investment            --      --          --       --              --          --              --
Comprehensive loss
                                                                                                                   -------------
Balance - December 31, 2000                      78,967    $100      63,000     $100      19,084,894     $19,000    $258,188,800

Issuance of common stock in private
placement ($1.125 - $ 2.67 per unit),
net of issuance costs                                                                      1,840,615       2,000       3,863,000
Exercise of options                                  --      --          --       --          15,000          --           1,000
Dividend to Innovir minority shareholders            --      --          --       --              --          --              --
Preferred dividends                               4,738      --          --       --              --          --              --
Option repricing and change in terms                 --      --          --       --              --          --          29,000
Net loss                                             --      --          --       --              --          --              --
Translation adjustment                               --      --          --       --              --          --              --
Adjustment to market of equity investment            --      --          --       --              --          --              --
Comprehensive loss
                                                                                                                   -------------
Balance - December 31, 2001                      83,705    $100      63,000     $100      20,940,509     $21,000    $262,081,800

The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDER'S EQUITY


                                                                Accumulated
                                                                 Other
                                                  Unearned      Comprehensive
                                                                  Income        Accumulated                        Comprehensive
                                                 Compensation     (Loss)          Deficit            Total              Loss
-----------------------------------------------------------------------------------------------------------------------------------

Balance - December 31, 1998                      $ (278,000)     $   20,000     $(133,533,000)      $48,815,000

Issuance  of  shares  in  connection  with
  exercise of underwriter options                        --              --                --           922,000
Issuance of Series B shares in connection
  with private placement, net of
  issuance costs of $2,577,000                           --              --                --        60,423,000
Preferred dividends                                      --              --          (192,000)         (192,000)
Issuance of shares in connection with
  acquisition of CellPro                                 --              --                --         3,000,000
Retirement of CellPro shares                             --              --                --          (628,000)
Issuance of shares in connection with
  exchange in interest in subsidiary                     --              --                --         6,282,000
Issuance of shares in exchange for
  certain Innovir preferred shares                       --              --                --           153,000
Non-cash exercise of options                             --              --                --           (24,000)
Amortization of options                             161,000              --                --           161,000
Option repricing                                    (81,000)             --                --                --
Net loss                                                 --              --       (35,673,000)      (35,673,000)      (35,673,000)
Translation adjustment                                   --         (25,000)               --           (25,000)          (25,000)
                                                                                                                  -----------------
Comprehensive loss                                                                                                  $ (35,698,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 1999                      $ (198,000)     $   (5,000)    $(169,398,000)     $ 83,214,000

Exercise of options                                      --              --                --         2,707,000
Exercise of warrants                                     --              --                --         1,339,000
Preferred dividends                                      --              --        (1,880,000)       (1,880,000)
Amortization of options                             198,000              --                --           182,000
Option repricing and changes in terms                    --              --                --         1,363,000
Net loss                                                 --              --       (28,095,000)      (28,095,000)      (28,095,000)
Translation adjustment                                   --        (241,000)               --          (241,000)         (241,000)
Adjustment to market of equity
  investment                                             --       2,851,000                --         2,851,000         2,851,000
                                                                                                                        ---------

Comprehensive loss                                                                                                  $ (25,485,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2000                      $       --      $2,605,000     $(199,373,000)     $ 61,440,000

Issuance of common stock in private
placement ($1.125 - $ 2.67 per unit),
net of issuance costs                                                                                 3,865,000
Exercise of options                                      --              --                --             1,000
Dividend to Innovir minority shareholders                --              --          (251,000)         (251,000)
Preferred dividends                                      --              --        (1,890,000)       (1,890,000)
Option repricing and changes in terms                    --              --                 --           29,000
Net loss                                                 --              --       (23,310,000)      (23,310,000)      (23,310,000)
Translation adjustment                                   --         223,000                --           223,000           223,000
Adjustment to market of equity
  investment                                             --      (1,857,000)               --        (1,857,000)       (1,857,000)
                                                                                                                       -----------

Comprehensive loss                                                                                                  $ (24,944,000)
-----------------------------------------------------------------------------------------------------------------------------------
Balance - December 31, 2001                      $       --      $  971,000     $(224,824,000)     $ 38,250,000

CONSOLIDATED STATEMENT OF CASH FLOW


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              Years Ended December 31,
                                                                               ----------------------------------------------------
                                                                                     2001              2000               1999
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                                                          $(23,310,000)   $(28,095,000)      $(35,673,000)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                      6,711,000       7,683,000          6,999,000
  Noncash compensation                                                                  29,000       1,545,000            161,000
  Accrued interest on long-term debt                                                        --              --          1,901,000
  (Gain) loss from disposal of equipment                                               (95,000)         20,000            163,000
  Amortization of deferred revenue                                                    (450,000)       (225,000)                --
  Gain on sale of equity investments                                                        --      (3,231,000)                --
  Asset impairment charges                                                           3,887,000              --                 --
  Closure of facilities and related costs                                                   --         100,000            112,000
  Changes in operating assets and liabilities, net of dispositions
    Increase in trade accounts receivable                                             (967,000)       (907,000)        (2,033,000)
    (Increase) decrease in inventory                                                 1,244,000         578,000         (2,020,000)
    Increase in other current assets and other assets                                 (969,000)     (2,273,000)        (2,448,000)
    (Increase) decrease in receivable from related party                             1,037,000        (328,000)         2,945,000
    Increase in accounts payable and accrued expenses                                  367,000         264,000          1,485,000
    Increase (decrease) in accounts payable to related party                         1,919,000      (1,458,000)           557,000
    Increase in deferred revenue                                                            --       2,250,000                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                             $(10,597,000)   $(24,077,000)      $(27,851,000)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Purchases of equipment                                                              (635,000)     (1,040,000)        (3,323,000)
  Proceeds from sale of equipment                                                       88,000         173,000            151,000
  Proceeds from asset sale to Baxter                                                 2,586,000              --                 --
  Proceeds from sale of short-term marketable securities                                    --       3,818,000                 --
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                               $  2,039,000    $  2,951,000       $ (3,172,000)
-----------------------------------------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from sales of preferred stock, net                                               --              --         60,423,000
  Proceeds from issuance of common stock in connection with the exercise of
  warrants/options                                                                       1,000       4,046,000            922,000
  Proceeds from sale of common stock, net                                            3,865,000              --                 --
  Purchase/retirement of common stock                                                       --              --           (628,000)
  Repayment of long-term debt                                                               --              --        (34,029,000)
  Proceeds from sale of equipment subject to leaseback                                      --       2,550,000                 --
  Dividends on preferred stock                                                      (1,890,000)     (1,880,000)                --
  Payment of dividends to minority shareholders of subsidiary                         (251,000)             --                 --
  Repayment of capital leases                                                         (417,000)             --            (56,000)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                               $  1,308,000    $  4,716,000       $ 26,632,000
-----------------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                223,000        (166,000)            (5,000)

Net decrease in cash and cash equivalents                                           (7,027,000)    (16,576,000)        (4,396,000)

Cash and cash equivalents at beginning of period                                    12,119,000      28,695,000         33,091,000
-----------------------------------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of period                                        $  5,092,000    $ 12,119,000       $ 28,695,000
-----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures:
  Cash paid for interest                                                          $    190,000              --       $  3,934,000
  Cash paid for taxes                                                             $     27,000    $     24,000                 --
-----------------------------------------------------------------------------------------------------------------------------------

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

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

In December 2001, 2000 and 1999, the Company issued 4,738, 4,469 and 4,216 shares, respectively, of Series A Preferred Stock as in-kind dividends.

In December 2000, the Company entered into an agreement to sell certain equipment to Baxter Healthcare Corporation. This equipment, with a value of $2,550,000, was subsequently leased back to the Company under a three-year lease that was accounted for as a capital lease. This lease was terminated in August 2001 as part of the asset purchase agreement between the parties.

--------------------------------------------------------------------------------
The accompanying notes are an integral part of the consolidated financial statements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)   THE BUSINESS

      OPERATIONS

              Nexell Therapeutics Inc. ("Nexell" or the "Company") is an Irvine, California-based biotechnology company. Nexell's principal subsidiary, Nexell of California, Inc. ("NCI"), is dedicated to the development of cell therapy products for the treatment of genetic blood disorders, autoimmune diseases, cancer and regenerative medicine applications. Nexell's previously commercialized products are distributed and sold by Baxter International.

(2)   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

              The consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operations and has an accumulated deficit of $224,824,000 as of December 31, 2001. These recurring losses and negative cash flows from operations and the need for continued funding, discussed below, raise substantial doubt about the Company's ability to continue as a going concern. Management believes that existing cash and cash equivalents and other liquid assets and its ability to adjust spending will enable the Company to continue to operate into approximately June 2002.

              The Company expects to incur substantial research and development expenditures to further the development of its therapeutic products and remains dependent on its ability to obtain outside financing either through the issuance of additional shares of its common or preferred stock or through borrowings. If the Company is unable to obtain adequate financing, management will be required to sharply curtail certain other of its operating expenditures. In addition, management is currently exploring a number of strategic and restructuring alternatives that may include a merger or sale of all or part of the business and, in this regard, is analyzing various financial, strategic, restructuring and liquidation alternatives available to the Company.

              If the Company were unable to obtain additional capital or defer certain costs as described above, such inability would have an adverse effect on the financial position, results of operations, cash flows and prospects of the Company and ultimately on its ability to continue as a going concern. The consolidated financial statements do not give effect to any adjustments that might be necessary if the Company were unable to meet its obligations or continue operations.

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

      CASH AND CASH EQUIVALENTS

            Cash and cash equivalents of $5,092,000 and $12,119,000 at December 31, 2001 and 2000, respectively, consist of money market deposits, bank deposits and a mutual fund that invests in short duration bonds. For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments which have maturities of three months or less when acquired to be cash equivalents. The Company holds no collateral for these financial instruments. Cash and cash equivalents subject the Company to concentrations of credit risk.

      INVENTORIES

            Inventories, which consist only of finished goods, are stated at the lower of cost or market determined under the FIFO method.

       SHORT-TERM MARKETABLE SECURITIES

           The Company classifies its marketable equity investments as available-for-sale securities with net unrealized gains or losses recorded as a component of comprehensive income. If it is determined that a decline of any investment is other than temporary, then the investment basis would be written down to fair value and the write-down would be included in operating results.

       LONG-LIVED ASSETS

            Fixed assets consist of office and laboratory equipment and leasehold improvements stated at cost.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

             Goodwill represents the excess of acquisition costs over the fair value of net assets of purchased businesses and is being amortized on a straight-line basis over 12.5 years. Other intangibles primarily consist of patents, trademarks and license agreements. Such intangibles are being amortized on a straight-line basis over periods from 4 to 15 years. The Company evaluates intangible assets, including goodwill, in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ("FAS 121"). This Statement requires that intangibles and other long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of the Asset Purchase Agreement with Baxter in August 2001 and the reductions in the Company's work force it was determined that such an evaluation was appropriate at that time. In such a circumstance FAS 121 requires that recoverability be based upon an estimate of expected undiscounted future cash flows. The Company performed such evaluations in 2001 and based on current projections it was determined that no impairment of goodwill and related intangibles had been realized. The Company updated such projections at year end and performed a similar analysis with the same results. Given the Company's near-term liquidity issues and market value of the Company's Common Stock, several additional factors were considered. These included the Company's market value on a fully diluted basis assuming conversion of its two series of Preferred Stock; the results of an independent third party valuation analysis performed in anticipation of adopting FAS 142; and other considerations.

           Long-lived assets are reviewed for impairment when changes in circumstances dictate based upon undiscounted future operating cash flows, and appropriate losses are recognized and reflected in current operating results, to the extent the carrying amount of an asset exceeds its estimated fair value determined by the use of appraisals, discounted cash flow analyses or comparable fair values of similar assets.

       OTHER ASSETS

            Other current assets consist of miscellaneous receivables and prepaid expenses and a long-term prepaid royalty. Other non-current assets represent an equity investment in a privately held biotechnology company.

       REVENUE RECOGNITION

            The Company recognized revenue from the sale of instruments, biologicals, reagents and related products at the time such products were shipped from the finished goods warehouse. Upon shipment, title and risk of loss transferred to the customer and the earnings process was considered complete. Except for warrantied defects, sales of the Company's products were not subject to right of return. Effective with the August 31, 2001 Asset Purchase Agreement with Baxter, the Company ceased product sales. The Company recognizes revenue from a long-term technology and distribution agreement over the life of the agreement.

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

       STOCK BASED COMPENSATION

            The Company measures stock based compensation for option grants to employees and members of the board of directors using a method which assumes that options granted at market price at the date of grant have no intrinsic value. Pro forma net loss and net loss per share are presented in note 11 as if the fair value method had been applied.

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

             Stock options and warrants, excluding Class A performance warrants (see note 10), to purchase 4,445,776, 4,643,061, and 4,960,209 shares of common stock were outstanding at December 31, 2001, 2000 and 1999, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

      FAIR VALUE OF FINANCIAL INSTRUMENTS

             Financial instruments include receivables, accounts payable and short-term marketable securities. The carrying amounts of these instruments approximate fair value due either to their short-term nature or because the Company believes the instrument could be exchanged in a curren transaction for that carrying amount.

      COMPREHENSIVE LOSS

             Comprehensive loss consists of net loss, net unrealized gains (losses) on short-term marketable securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive income (loss) is included as a component of shareholders' equity.

                                                                2001             2000               1999
                                                                ----             ----               ----
Net loss                                                         $(23,310,000)     $(28,095,000)     $(35,673,000)
Net unrealized gain (loss) in investment securities                (1,857,000)        2,851,000                --
Translation adjustment                                                223,000          (241,000)          (25,000)
                                                                ---------------   ---------------   --------------
Total comprehensive loss                                        ($ 24,944,000)    ($ 25,485,000)    ($ 35,698,000)
                                                                ===============   ===============   ===============

             The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income was $(23,000) and $(246,000) at December 31, 2001 and 2000, respectively.

             No income tax expense or benefit was allocated to the net unrealized gain (loss) in investment securities or to the foreign currency translation adjustments recorded in 2001, 2000 and 1999, respectively, due to the Company's significant net operating loss tax carryforwards.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     USE OF ESTIMATES

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported assets and liabilities as well as the disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ from those estimates. The Company's most significant estimates include valuation of intangible assets.

     NEW AND PROPOSED ACCOUNTING STANDARDS

          In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

          The Company was required to adopt the provisions of SFAS 141 immediately, and is required to adopt the provisions of SFAS 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 continued to be amortized prior to the adoption of SFAS 142.

          SFAS 141 will require, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

          As of the date of adoption, the Company had unamortized goodwill in the amount of $25,122,000 and unamortized identifiable intangible assets in the amount of $7,615,000 all of which will be subject to the transition provisions of SFAS 141 and 142. Amortization expense related to goodwill was $2,955,000, $2,955,000 and $2,719,000 for the years ended December 31,
     2001, 2000 and 1999, respectively.

          In October 2001, the FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

          The Company is required and plans to adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. Based upon an independent third party evaluation, the Company anticipates that the adoption of SFAS 141, SFAS 142 and SFAS 144 on January 1, 2002 will have no material impact on its financial statements.

     RECLASSIFICATIONS

          Certain prior year amounts have been reclassified to conform with the current year presentation.

(3)  REVERSE STOCK SPLIT

               At the June 14, 2000 annual meeting of stockholders, the stockholders approved, and on June 15, 2000 the Company effected, a one-for-four reverse stock split of the Company's outstanding common stock. An amount equal to the par value of the common shares exchanged as a result of this reverse stock split was transferred from common stock to additional paid in capital. This transfer has been reflected in the Consolidated Statement of Changes in Shareholder's Equity at December 31, 1998. All prior period common share and per share information presented in the Consolidated Financial Statements and notes thereto have been adjusted to give retroactive effect to the reverse stock split.

(4)  ACQUISITIONS

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

                . A warrant expiring May 27, 2006 to purchase 1,300,000 shares of common stock at a price of $4.60 per share, subject to adjustment from time to time in the event of cash dividends, stock dividends, stock subdivision, stock splits, stock combinations or reverse stock splits; and

                . Approximately $33,000,000 principal amount of 6 1/2% Convertible Subordinated Debentures ("Debentures") (replacing the $30,000,000 principal amount of NCI's 6 l/2% convertible subordinated debentures plus accrued interest through the closing date of the acquisition) convertible, commencing November 30, 2002, into common stock at a conversion price equal to 95% of the average of the closing prices of the common stock on the NASDAQ Stock Market for the 30 consecutive trading days preceding the date of conversion. The Debentures bore interest at 6 l/2% per annum and were due November 30, 2004. Interest was to accrue until November 30, 2002, and, together with one-third of the outstanding principal, was to be payable annually commencing November 30, 2002. Approximately $22,000,000 in principal amount of Debentures was to be convertible into common stock commencing November 30, 2002 at the discretion of Baxter, and approximately $11,000,000 in principal amount of Debentures was to be convertible only with permission of the Company. The Debentures were retired in November 1999 in connection with the Company's private placement financing (see note 10).

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

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         AGREEMENTS WITH BAXTER

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

                  In 1999, the Company terminated certain agreements with Baxter whereby the Company assumed direct control for all sales and distribution of its products. As a result, the Company repurchased $4,359,000 of inventory previously sold to Baxter. Additionally, the Company entered into a royalty agreement pursuant to which Baxter would receive a royalty of 5% of net sales of Isolex and related cell therapy products from January 1, 2001 through December 17, 2008.

                  In 2001, the Company and Baxter agreed to transfer the cell processing products distribution business to Baxter to allow NCI to focus on the development of cell based products. In August 2001, the Company and Baxter entered into a series of agreements pursuant to which, among other things, the Company licensed to Baxter on an exclusive worldwide basis the sales, marketing and distribution rights for Isolex(R) and the Company's other Toolbox products (the "Transaction").

                  Pursuant to an asset purchase agreement, Baxter purchased from the Company finished goods inventory of the cell processing products distribution business, trade accounts receivable of the cell processing products distribution business, certain fixed assets of NCI relating to the cell processing products business, and all books, records, files and papers relating to the purchased assets. NCI assigned to Baxter the ownership of the regulatory applications and submissions to the FDA and other state, local and foreign regulatory authorities relating to the cell processing products, though Nexell retained the right of reference to the regulatory files and all data contained therein. The Company also sold to Baxter all shares of stock or other equity interests in Nexell International. In addition, certain Nexell personnel transferred to Baxter. Pursuant to a supply agreement, Baxter agreed to continue to supply Nexell with the cell processing products marketed, sold and distributed by Baxter for Nexell's internal use in the development of Nexell's therapeutic cellular drugs.

                  The purchase price for the transferred assets was equal to the book value of the finished goods inventory and other transferred assets plus the net book value of Nexell International. Approximately $2.6 million of the purchase price was paid at the August 31, 2001 closing and the Company received an additional payment on March 19, 2002 of approximately $2.1 million based on adjustments for final settlement of the closing balance sheet in accordance with the terms of the agreement. These payments represented final settlement of the asset purchase agreement. As part of the transactions, Baxter agreed to pay to NCI an earned royalty on "Net Sales" as defined, of the cell processing products sold by Baxter.

                  Upon closing of the Transaction, substantially all of the Company's current revenue- producing activities have ceased, and the Company will focus on development of new therapeutic cellular drugs.

                  Pursuant to the asset purchase agreement, the following agreements between Baxter and NCI were terminated on August 31, 2001:
         (i) Hardware and Disposable Supply Agreement dated December 17, 1997;
         (ii) US and Canada Instrument Services Agreement dated June 30, 1999;
         (iii) Hardware and Disposables Manufacturing Agreement dated December 17, 1997; (iv) Antibody Manufacturing and Storage Agreement dated December 17, 1997; (v) Royalty Assignment and Agreement dated December 17, 1997; (vi) Equipment Lease Agreement dated December 21, 2000; and
         (vii) Instrument Services Agreement dated November 30, 1999.

         HYPERICIN AGREEMENT

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

       TAKARA SHUZO CO., LTD. DISTRIBUTION AND CO-DEVELOPMENT AGREEMENT

                  On May 9, 2000, the Company announced it had entered into a strategic alliance with Takara Shuzo Co., Ltd. ("Takara"), a diversified brewing, foods and biomedical company in Japan. Pursuant to such agreements, Takara will become the exclusive distributor of the Company's cell therapy products in Japan, Korea, Taiwan and China and the parties will engage in development collaborations in gene therapy. In exchange for the distribution rights, Takara paid the Company a non-refundable net fee of $2.25 million. This amount is being recognized as revenue over the five year term of the agreement. Deferred revenue was $1,575,000 and $2,025,000 at December 31, 2001 and 2000, respectively. This agreement was transferred to Baxter as part of the August 31, 2001 License Distribution and Asset Purchase Agreements.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)      INVESTMENTS

                  At December 31, 2001 and 2000, a portion of the Company's excess cash was invested in a mutual fund, the "Black Rock Low Duration Bond Portfolio" (the "fund") which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. For financial statement purposes, amounts invested in the fund are considered to be cash equivalents. Amounts invested in the mutual fund were $977,000 and $4,720,000 at December 31, 2001 and 2000, respectively. Additionally, the Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.

                  During 1996, the Company purchased for $800,000 an aggregate of 457,143 shares of the common stock of Epoch Pharmaceuticals, Inc. ("Epoch"), warrants to purchase 450,000 shares of Epoch's common stock at $2.00 per share and warrants to purchase an additional 450,000 common shares at $3.00 per share, which warrants expired on October 1, 1997 and October 1, 1998, respectively. In connection therewith, Epoch released the Company and its affiliates from any claims Epoch might have with respect to Innovir's subsidiary, Ribonetics. These securities are freely tradable and accordingly are reflected in the financial statements at market value.

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

(8)      SUPPLEMENTAL BALANCE SHEET INFORMATION

         Fixed assets consist of the following:

                                                          December 31
                                                          -----------
                                                       2001        2000
                                                       ----        ----
Office and laboratory equipment                    $6,504,000    $11,268,000
Computers                                           1,495,000      2,464,000
Leasehold improvements                              1,471,000      1,474,000
                                                   ----------    -----------
                                                    9,470,000     15,206,000
                                                                 -----------
Less: accumulated depreciation                      7,845,000      7,042,000
                                                   ----------    -----------
Fixed assets, net                                  $1,625,000    $ 8,164,000
                                                   ==========    ===========

       Accrued expenses consist of the following:

                                                          December 31
                                                          -----------
                                                      2001         2000
                                                      ----         ----
Miscellaneous accrued expenses                      $  944,000    $1,280,000
Professional fees                                      430,000            --
Accrued payroll and related costs                    1,572,000     1,055,000
Relocation                                             260,000       393,000
Royalties                                                  --         79,000
                                                     ---------    ----------
                                                    $3,206,000    $2,807,000
                                                    ==========    ==========

         Intangible assets are comprised of the following:

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                       December 31,
                                                       ------------
                                                    2001         2000
                                                    ----         ----

Goodwill                                          $36,075,000   $36,075,000
Patents and trademarks                             10,230,000    10,230,000
Workforce                                                 ---     3,490,000
Other                                               1,711,000     1,611,000
                                                 ------------  ------------
                                                   48,016,000    51,406,000
Less: accumulated amortization                     15,279,000    12,034,000
                                                 ------------  ------------
Intangible assets, net                            $32,737,000   $39,372,000
                                                 ============  ============

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  Accounts receivable from related parties are due primarily from Baxter. The 2001 receivables from related party of $1,423,000 principally represents the estimated net final settlement due for the Asset Purchase Agreement executed in August 2001. The 2000 receivables from related party of $1,576,000 are related to receivables due on product sales under the Marketing, Sales and Distribution Agreement and in geographic areas in which Baxter continued to distribute the Company's products subsequent to the November 1999 termination of the Marketing, Sales and Distribution Agreement. Sales to Baxter were $396,000, $1,513,000 and $8,032,000 in the years ended 2001, 2000 and 1999, respectively.

                  Accounts payable due to related parties are due primarily to Baxter. The $2,821,000 due in 2000 related to payments due for purchases of inventory under the Hardware and Disposables Manufacturing, Hardware and Disposables Supply, Antibody Manufacturing and Storage, and Services Agreements. No amounts were due in 2001 as these agreements were cancelled upon execution of the Asset Purchase Agreement in August 2001.

                  The various agreements with Baxter provided for net 60 day payment terms and net payments were settled by check or bank wires within the 60 day terms. The Agreements provided for right of offset between the Company and Baxter.

(9)      LEASES

                  The Company leases its facilities and certain equipment under noncancelable operating leases expiring through November 2004. The facility lease provides for monthly rental payments adjusted yearly based upon the consumer price index. Rental expense for the years ended December 31, 2001, 2000 and 1999 for operating leases aggregated approximately $779,000, $916,000, and $969,000, respectively.

                  At December 31, 2001, the future minimum lease commitments under these leases are as follows:

Year Ended December 31,                              Operating Leases
-----------------------                              -----------------

          2002                                             $  658,000
          2003                                                640,000
          2004                                                557,000
          2005                                                  9,000
          2006                                                    -0-
                                                           ----------
Total minimum lease payments                               $1,864,000
                                                           ==========

                  In 2000, the Company executed an agreement to sell certain equipment, the majority of which was partially depreciated, to Baxter at its then current net book value. This equipment was subsequently leased back to the Company under a three-year lease that has been accounted for as a capital lease. This lease was cancelled in conjunction with the completion of the Asset Purchase Agreeement between the parties in August 2001. Included in fixed assets were assets held under capital leases totaling $2,550,000 at December 31, 2000.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  (10)   SHAREHOLDERS' EQUITY

                  On June 15, 2000, the Company effected a one-for-four reverse split of its common stock and concurrently reduced the authorized shares of common stock, par value $.001, from 160,000,000 to 80,000,000. The Company's Board, at its sole discretion, can issue series of preferred stock with each series having its own rights, privileges, and qualifications determined by the Board. The Company is authorized to issue up to 1,150,000 shares of preferred stock, of which 83,705 shares of Series A Preferred and 63,000 shares of Series B Preferred are outstanding.

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

                    At December 31, 2001 and 2000 Series A share dividends
             amounting to $4,750,000 and $4,481,000, respectively, were payable. As of December 17, 2001, $4,738,000 of in-kind dividends were declared by the Board of Directors.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Series B Preferred Stock

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

                    Each share of the Series B Preferred Stock is convertible at the option of the holder at any time until November 24, 2006 (at which time conversion is automatic), into common stock originally at a price of $11.00 per share, subject to anti-dilution adjustment in certain circumstances. As of December 31, 2001, the conversion price was $10.218. The Series B Preferred Stock is convertible, in the aggregate, into 6,165,590 shares of common stock as of December 31, 2001, subject to adjustment in the event, among other things, that the Series B Preferred Stock is put to Baxter International pursuant to the Side Letter Agreement as described below.

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

                     The Put Rights provide the Purchasers with the ability to
             cause Baxter to purchase the Series B Preferred Stock from November 24, 2002 until November 24, 2004, unless terminated earlier under the circumstances described in the Put Right Certificate. The purchase price to be paid by Baxter would reflect a per annum compounded return to the Purchasers equal to at least 5.91%. In the event the Put Rights are exercised, the conversion price of the Series B Preferred Stock would be substantially reduced.

                     On November 24, 1999, the Company and Baxter International
             entered into an agreement (the "Side Letter Agreement") to provide that the conversion price for the Series B Preferred Stock purchased by Baxter International in the event the Put Rights are exercised (the "Put Series B Preferred Stock") would be adjusted on November 24, 2004 (or earlier, if 100% of the Series B Preferred Stock is put to Baxter International) but only in the event that an amount in excess of $15,000,000 is purchased by Baxter International, as follows: (i) for the Put Series B Preferred Stock in an amount up to $53,000,000 (computed on the basis of the liquidation preference for such stock) (the "Threshold"), the conversion price would be adjusted to equal the closing price of the Common Stock on the respective date or dates such Series B Preferred Stock was purchased by Baxter International (including purchases below the $15,000,000 amount), less a 5% discount (subject to a floor price equal to the closing price of the Common Stock on November 24, 1999, unless shareholder approval is obtained if required by the rules of the Nasdaq Stock Market); (ii) for the Put Series B Preferred Stock in an amount in excess of the Threshold, then the conversion price would be adjusted to equal the closing price of the Common Stock on November 24, 1999. The closing price of the Common Stock on November 24, 1999 was $5.12 per share. The dollar amount of the Put Series B Preferred Stock would be deemed to accrue interest (payable in kind in shares of Series B Preferred Stock) from the respective date or dates the Series B Preferred Stock is put to Baxter International to the date the adjusted conversion price is determined, at a rate equal to the applicable three-year U.S. Treasury Note rate at the date of each such purchase, plus 100 basis points. In the event that the foregoing conversion adjustments would not be permissible under Delaware law, the Company has agreed to take such action as is appropriate to exchange the Put Series B Preferred Stock for an equal number of shares of a new series of preferred stock of the Company, having the identical terms, conditions, preferences and rights of the Series B Preferred Stock, except that it would bear the conversion price adjustment described above.

                     It is likely that the holders of the Series B Preferred
             Stock will put their stock to Baxter International, in which case the conversion price of the Series B Preferred Stock will be adjusted as described in the Side Letter Agreement. Triggering of the provisions of the Side Letter Agreement would mean that, in Baxter International's hands, the Series B Preferred Stock would convert into substantially more shares of Common Stock than at present, resulting in significant dilution to the holders of Common Stock as well as potentially being deemed to effect a change in control of the Company with Baxter International owning substantially in excess of a majority of the Common Stock on a fully diluted basis. Under the Side Letter Agreement, if shareholder approval is required, the Company has agreed to use reasonable best efforts to accomplish this.

                     The Company's cash and cash equivalents are insufficient to fund projected operating expenses through 2002 and based on the Company's current projections will not fund operations beyond June 2002. An effort to raise funds through a private placement of equity securities was terminated in February 2002 principally so that the Company could focus efforts on potential business combinations. It is likely that any such transactions would result in substantial dilution to common shareholders. In addition, in order to complete such transactions, it may be necessary to simplify the Company's capital structure by converting its existing two series of preferred stock to common stock, thereby eliminating the liquidation preference of such preferred stock. In such an event it is possible that in connection with the conversion of the Series B Preferred Stock pursuant to the Side Letter Agreement or otherwise, Baxter could own substantially in excess of a majority of the outstanding common stock.

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

                     The Class B Warrants are currently exercisable until
             December 16, 2004, for an aggregate of 808,686 shares of common stock, at an exercise price of $11.129, subject to anti-dilution adjustment in certain circumstances.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               During 2001, Series B Preferred cash dividends amounting to $1,890,000 were paid.

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

              In August 1995, the Company adopted the 1995 Directors' Plan authorizing the issuance of five-year options to purchase an aggregate of 230,000 shares at an exercise price equal to the fair market value of common stock at date of grant. All of the options were granted to Directors under the 1995 Directors' Plan and no further options are available for grant. As of December 31, 2001, all options available under the 1995 Directors' Plan have been exercised.

              On May 25, 1999, the 1997 Plan was amended to increase the number of shares issuable upon exercise of options granted under the 1997 Plan from 500,000 to 750,000 shares, and on June 14, 2000, the 1997 Plan was amended to increase the number of shares of common stock issuable upon exercise of options granted under the 1997 Plan from 750,000 to 1,312,500 shares and on June 21, 2001 the 1997 Plan was amended to increase the number of shares of common stock issuable upon exercise of options granted under the 1997 Plan from 1,312,500 to 2,262,500 shares. The shares of common stock are reserved for issuance upon exercise of either incentive or non-incentive options, which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee, provided that the option does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and are generally granted at the market close price on the day prior to the grant. The options accelerate upon a change in control as defined in the 1997 Plan. At December 31, 2001, there were 119,837 options available for grant under the 1997 Plan. Generally, options vest 25% per annum on the anniversary date of grant.

              Under the terms of the 1998 Plan, up to an aggregate of (i) 250,000 shares of NCI common stock and (ii) 750,000 shares of common stock of the Company were reserved for issuance upon the exercise of non-incentive options which may be granted from time to time by a committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the committee. Each grant originally provided for an exercise price of $5.00 per share of NCI common stock (approximately $6.68 per share of common stock of the Company in the event such options became exercisable for the Company's common stock). As a result of NCI becoming a wholly owned subsidiary of the Company in May 1999, all outstanding options converted automatically to options to purchase common stock of the Company. The options accelerate upon a change in control as defined in the 1998 Plan. At December 31, 2001, there were 27,682 options available for grant under the 1998 Plan. Generally, options vest at 25% per annum on the anniversary date of the grant.

              The Company had consultant option agreements with certain consultants who were also directors of the Company. A total of 325,000 options were granted under these consulting agreements with a five year term with an exercise price of $3.76. In 1995, the aggregate value of these options were determined to be $351,000 and was amortized over the vesting period and has been fully amortized as of December 31, 2001. All such options have been exercised.

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              A total of 50,000 options with a ten year term at an exercise price of $5.88 were granted in connection with a March 1996 agreement whereby certain directors agreed to guarantee operating funds if needed through September 1996. All 50,000 options remain outstanding at December 31, 2001 and expire on March 12, 2006.

              Presented below is a summary of stock option plans activity for the years shown:

                                                                                                             Weighted
                                                                        Weighted Avg.         Options          Avg.
                                                    Options            Exercise Price       Exercisable      Exercise
                                                    -------            --------------       -----------      --------
                                                                                                              Price
                                                                                                              -----
Balance at December 31, 1998                             1,909,375             $    6.82          637,197         $ 6.24
      Granted                                              791,671                  6.10               --
      Exercised                                            (37,500)                 2.76               --
      Cancelled                                           (423,481)                10.31               --
                                             -----------------------------------------------------------------------------
Balance at December 31, 1999                             2,240,065             $    5.98        1,073,281         $ 5.42
      Granted                                              998,255                 15.82               --
      Exercised                                           (600,042)                 4.64               --
      Cancelled                                           (432,373)                16.39               --
                                             -----------------------------------------------------------------------------
Balance at December 31, 2000                             2,205,905             $    8.76        1,014,638         $ 6.55
      Granted                                              143,500                  2.20               --
      Exercised                                            (15,000)                 0.00               --
      Cancelled                                           (644,362)                10.13               --
                                             -----------------------------------------------------------------------------
Balance at December 31, 2001                             1,690,043             $    7.75        1,245,234         $ 7.69
                                                ==================             =========        =========         ======

              The following table summarizes information for options outstanding and exercisable at December 31, 2001:

                                         OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                                         -------------------                                 -------------------

                                                                                                               Weighted
                                    Number                Weighted                               Number        Average
       Range of                   Outstanding              Average            Weighted         Exercisable     Exercise
       Exercise                      As of                Remaining            Average            As of        --------
        Prices                    12/31/2001          Contractual Life     Exercise Price      12/31/2001       Price
        ------                    ----------          ----------------     --------------      ----------       -----

      $ 0.75        $  3.59               169,375                 8.80             $ 2.36          33,219       $  2.89
      $ 4.00        $  5.88               145,968                 6.42             $ 5.52         119,532       $  5.52
      $ 6.00        $  6.00               232,084                 5.28             $ 6.00         231,897       $  6.00
      $ 6.12        $  6.50               205,625                 6.59             $ 6.39         174,375       $  6.41
      $ 6.64        $  6.64                 9,688                 4.20             $ 6.64           9,688       $  6.64
      $ 6.68        $  6.68               442,136                 6.43             $ 6.68         368,598       $  6.68
      $ 6.76        $ 13.38               185,056                 6.72             $ 8.91         133,323       $  8.56
      $13.88        $ 13.88                 6,250                 8.42             $13.88           1,563       $ 13.88
      $14.88        $ 14.88               214,860                 8.50             $14.88         123,598       $ 14.88
      $15.50        $ 16.00                79,001                 8.40             $15.68          49,441       $ 15.70
------------------------------        -----------             --------             ------      ----------       -------

      $0.75         $ 16.00             1,690,043                 6.91             $ 7.75       1,245,234       $  7.69

         Note: Option prices and quantities for the 1998 Plan have been adjusted due to the conversion from options for NCI stock to options for Nexell stock as described above.

               At December 31, 2001, there were 1,560,157 additional shares available for grant under the Plans. The per share weighted-average fair value of the options granted during 2001, 2000 and 1999 are estimated at $2.11, $14.02 per share and $5.20 per share, respectively, on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                  2001               2000              1999
Expected dividend yield              0%                 0%                0%
Expected volatility                176%               176%              109%
Risk free interest rate            5.0%               6.1%              5.6%
Expected Life                   5 years            5 years           5 years
                                -------            -------           -------

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

NEXELL THERAPEUTICS INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

        SFAS 123, the Company's net loss applicable to common stock would have been increased to the pro forma amounts indicated below:

                         2001                  2000            1999
                         ----                  ----            ----

Net Loss:
    As reported            $ 29,950,000     $ 34,466,000     $ 40,091,000
    Pro forma              $ 32,916,000     $ 39,417,000     $ 43,291,000

Loss per share:
    As reported            $       1.45     $       1.84     $       2.24
    Pro forma              $       1.59     $       2.10     $       2.42

       WARRANTS TO ACQUIRE COMMON STOCK

                  As of December 31, 2001, the Company had 1,303,923 common stock subscription warrants (the "Warrants") (Nasdaq National Market NEXLW) outstanding to purchase 383,567 shares of common stock at an exercise price of approximately $5.10 per share, exercisable through June 20, 2006. The Warrants, which have been issued pursuant to a Warrant Agreement dated June 17, 1996, previously had an exercise price of $6.00 per share and had been exercisable for 549,798 shares, but the exercise price and exchange ratio were adjusted as a result of additional issuances of derivative securities by the Company in 1999 and 2001.

                  In December 1996, the Company issued other warrants to an individual to purchase 91,250 shares of common stock at an exercise price of $.04 per share, exercisable through May 21, 2006. Warrants were exercised to purchase 30,416 shares in the year ended December 31, 1997 and warrants were exercised to purchase 60,834 shares in the year ended December 31, 2001. There were no warrants outstanding at December 31, 2001.

                  In May 1999, the Company issued warrants to Baxter to purchase 1,300,000 shares of common stock at an exercise price of $4.60 in exchange for warrants Baxter had held in NCI (see note 4).

                  In November 1999 the Company issued Class A Warrants and Class B Warrants to certain institutional investors (see note 10).

                  As of December 31, 2001, there were total warrants outstanding to purchase 3,992,253 shares of common stock exercisable at a weighted-average exercise price of $4.26.

      COMPENSATION EXPENSE

                  The grant of nonemployee director restricted stock was charged to unearned compensation in shareholders' equity at the intrinsic value and is recognized in expense over the vesting period of four years. The fair value of the stock options granted to certain consultants, some of whom are also directors, was estimated on the date of grant using the Black-Scholes option pricing model and charged to unearned compensation in shareholders' equity and is recognized in expense over the vesting period of two to five years. All compensation expense related to these plans was recognized by December 31, 2001.

NEXELL THERAPEUTICS INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  The grant of a stock option to a former officer of the Company at lower than market value in 1999 was charged to unearned compensation in shareholder's equity at the intrinsic value and was being recognized in expense over the vesting period of four years. During 2000, the former officer terminated his employment and the remaining expense was recognized as a result of the accelerated vesting of the former officer's options.

                   Compensation expense recognized related to the Nonemployee Director Restricted Stock Award Plan, the former officer's options and other modified stock options was $29,000, $1,545,000 and $161,000 in 2001, 2000 and 1999, respectively.

(12)    EMPLOYEE BENEFIT PLANS

                  Effective January 1, 1998, the Company established a defined contribution plan which is available to all employees 18 years or older. Participants may contribute up to 15% of their compensation and are 100% vested in their contributions. The Company matches 50% of each participant's contribution up to a maximum of 3% of a participant's compensation. The Company's matching contributions totaled approximately $155,000, $267,000 and $250,000 for the years ended December 31, 2001,
        2000 and 1999, respectively.

                  During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy maximum cash severance and retention payments of approximately $982,000 and maximum performance bonuses of approximately $423,000 could be payable. The severance benefit provides for payment of 2, 4 or 8 weeks pay depending on the employee's responsibilities. The retention bonus was designed as an incentive in retaining employees through December 31, 2001 following the head count reductions occurring earlier in the year. The performance bonus is payable only on the successful achievement of critical milestones. An additional reserve was established for $272,000 for outplacement services and benefits including COBRA cost reimbursement and employer taxes. Such amounts became or will become payable in the event of an employee's involuntary termination without cause and/or achievement of specific performance objectives within specified time frames. The Company made severance payments of $206,000 in October 2001. Additionally, retention payments earned and accrued as of December 31, 2001 totaling $584,000 were made in January 2002.

(13)    INCOME TAXES

                  The components of loss before income taxes are as follows for the years ended December 31:

                                        2001                       2000                       1999
                                        ----                       ----                       ----

U.S.                                $ (19,104,000)              $ (26,903,000)            $ (34,729,000)
Foreign                                                            (1,192,000)                 (944,000)
                                       (4,206,000)
                                   -------------------------------------------------------------------------------

Total                               $ (23,310,000)              $ (28,095,000)            $ (35,673,000)
                                   ===============================================================================

                          Income tax expense, consisting solely of state and local taxes, was $16,000, $19,000 and $11,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

                  The differences between income taxes for financial reporting purposes and the U.S. statutory rate are primarily due to permanent differences and the change in valuation allowance.

                  The components of the deferred taxes at December 31, 2001 and 2000 are as follows:

                                                                   2001                       2000
                                                                   ----                       ----

Net operating loss carryforwards                               $    70,235,000            $  60,242,000
Research & Other tax credit carryforwards                            4,907,000                5,891,000
Capitalized R & D expenses                                           2,753,000                4,172,000
Accrued expenses and other                                           4,920,000                3,475,000
                                                                     ---------            -------------


Total deferred tax asset                                            82,815,000               73,780,000
Valuation allowance                                                (82,815,000)             (73,780,000)
                                                               ----------------           --------------

Net deferred tax asset                                                      --                       --
                                                               ================           ==============

                  Deferred tax assets and liabilities reflect the net tax effects of temporary differences between carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts used for federal income tax purposes. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Due to the uncertainty of the Company's ability to realize the benefit of the deferred tax assets, the deferred tax assets are fully offset by a valuation allowance at December 31, 2001 and 2000.

NEXELL THERAPEUTICS INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of December 31, 2001, the Company has net operating loss carryforwards for federal and state income tax purposes of approximately $188,111,000 and $107,307,000, respectively, which will expire beginning in the year 2002 through the year 2021 if not utilized. Of the $188,111,000 in federal net operating losses, $36,675,000 is restricted based on separate return limitation year rules. These losses can only be used to offset income from the subsidiaries in which the losses originated.

                  As of December 31, 2001, the Company has tax credit carryforwards for federal and state income tax purposes of approximately $3,460,000 and $2,193,000, respectively, which are available to offset future tax liabilities, if any, through 2020.

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

                                                   Year ended December 31,
Revenues by geographic area                 2001                 2000                1999
                                            ----                 ----                ----
United States                               $  7,793,000         $ 11,244,000        $ 14,451,000
Europe                                         4,288,000            6,167,000             510,000
Rest of World                                  1,099,000              769,000                 --
                                            ------------         -------------       ------------
                                            $ 13,180,000         $ 18,180,000        $ 14,961,000
                                            ============         =============       ============

NEXELL THERAPEUTICS INC, AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating loss by geographic area:
    United States                                 $ (17,803,000)             $ (23,837,000)          $ (34,869,000)
    Europe                                           (4,206,000)                (7,468,000)               (599,000)
    Rest of World                                    (1,238,000)                (1,187,000)                     --
                                                  --------------             --------------          -------------
                                                  $ (23,247,000)             $ (32,492,000)          $ (35,468,000)
                                                  ==============             ==============          =============

Identifiable assets:
    United States                                 $  44,514,000              $  69,932,000           $  92,481,000
    Europe                                                   --                  5,523,000               1,188,000
    Rest of World                                            --                         --                 170,000
                                                  --------------             -------------           -------------
                                                  $  44,514,000              $  75,455,000           $  93,839,000
                                                  ==============             =============           =============
Depreciation and amortization:
    United States                                 $   6,444,000              $   7,360,000           $   6,987,000
    Europe                                              267,000                    323,000                  12,000
    Rest of World                                            --                         --                      --
                                                  --------------             -------------           -------------
                                                  $   6,711,000              $   7,683,000           $   6,999,000
                                                  ==============             =============           =============
Capital expenditures:
    United States                                 $     635,000              $     182,000           $   3,054,000
    Europe                                                   --                    858,000                 269,000
    Rest of World                                            --                         --                      --
                                                  --------------             -------------
                                                  $     635,000              $   1,040,000           $   3,323,000
                                                  ==============             =============           =============

                  The 2001, 2000 and 1999 operating losses for Europe were mainly the result of the operations of the Company's Belgium subsidiary, which was established in 1999. This subsidiary was sold to Baxter as part of the Asset Purchase Agreement of August 31, 2001.

                  The Company generated approximately 3%, 8% and 54% of revenues from one customer, Baxter, in 2001, 2000 and 1999, respectively.

NEXELL THERAPEUTICS INC, and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16)     Selected Quarterly Financial Data (UNAUDITED)

                  Selected quarterly financial information for each of the two most recent fiscal years is as follows:

                               3 Months         3 Months         3 Months            3 Months         Year Ended
                             Ended March       Ended June     Ended September     Ended December       December
                               31, 2001         30, 2001         30, 2001            31, 2001          31, 2001
                               --------         --------         --------            --------          --------
Revenue                       $ 4,839,000      $ 4,929,000       $  3,262,000      $    150,000      $ 13,180,000
Gross profit                    2,135,000        2,181,000            163,000         1,888,000         6,367,000
Net loss                        6,143,000        4,654,000          9,511,000         3,002,000        23,310,000
Net loss applicable to
    common stock              $ 7,784,000      $ 6,308,000       $ 11,177,000      $  4,681,000      $ 29,950,000
Basic and diluted loss
   per share                  $      0.39      $      0.30       $       0.53      $       0.23      $       1.45

                               3 Months         3 Months         3 Months            3 Months         Year Ended
                             Ended March       Ended June     Ended September     Ended December       December
                               31, 2000         30, 2000         30, 2000            31, 2000          31, 2000
                               --------         --------         --------            --------          --------

Revenue                       $ 4,784,000      $ 4,630,000       $  4,498,000      $  4,268,000      $ 18,180,000
Gross profit                    2,226,000        1,946,000          1,752,000           827,000         6,751,000
Net loss                        7,731,000        8,254,000          5,492,000         6,618,000        28,095,000
Net loss applicable to
   common stock               $ 9,306,000      $ 9,841,000       $  7,079,000      $  8,240,000      $ 34,466,000
Basic and diluted loss
   per share                  $      0.51      $      0.53       $       0.37      $       0.43      $       1.84

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                          Balance at                                    Balance
                                          Beginning                                      At End
                                           of Year       Additions      Deductions      of Year
                                           -------       ---------      ----------      -------
2001 Allowance for Doubtful Accounts      $ 37,000                --     $ 37,000            --

2000 Allowance for Doubtful Accounts      $ 26,000      $  12,000(a)     $  1,000      $ 37,000

1999 Allowance for Doubtful Accounts            --      $  26,000(a)        --         $ 26,000

--------------
(a)  Provision charged to earnings

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

2.7              Asset Purchase Agreement dated as of August 3, 2001 among the Company,
                 NCI and Baxter  (schedules are omitted from this agreement and Exhibits  10.89 through 10.96 filed herewith, and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request). (34)

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

10.3             The Company's Amended and Restated 1990  Incentive and Non-Incentive
                 Stock Option Plan, as amended to date (35)

Exhibit
Number           Description                                                                              Method of Filing
-------          -----------                                                                              ----------------

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

10.38            Asset Purchase Agreement, dated October 28, 1998, between CellPro,
                   Incorporated and NCI. (2)

10.39            The Company's Common Stock Purchase Warrant issued May 28, 1999 to
                   Baxter (5)

10.40            Asset Transfer Agreement dated June 30, 1999 among the Company, NCI and Baxter. (22)

10.41            Royalty Agreement dated June 30, 1999 among the Company, NCI and
                   Baxter. (22)

Exhibit
Number           Description                                                                              Method of Filing
-------          -----------                                                                              ----------------

10.42            Credit Agreement dated June 30, 1999 between the Company and Baxter.
                 (22)

10.43            Letter Agreement dated as of April 15, 1999 between the Company and
                 Richard L. Dunning. (23)*

10.44            Letter Agreement dated as of August 20, 1999 between the Company and
                 L. William McIntosh. (23)*

10.45            Letter Agreement dated as of April 15, 1999 between the Company and
                 David A. Jackson, Ph.D. (23)*

10.46            Form of Put Right Certificate. (3)

10.47            Form of Class A Warrant. (3)

10.48            Form of Class B Warrant. (3)

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

10.61            Amendment dated May 25, 1999 to Stock Option Agreement dated November
                 17, 1995 between the Company and Donald G. Drapkin. (27)*

10.62            Form of Indemnification Agreement between the Company and Members of the Board of Directors. (27)

10.63            Amendment dated November 30, 1999 to Asset Transfer Agreement dated
                 June 30, 1999, among the Company, NCI and Baxter. (27)

10.64            Distribution Agreement with Takara Shuzo Co., Ltd. (28)

10.65            Co-Development Agreement with Takara Shuzo Co., Ltd. (28)

Exhibit
Number           Description                                                                              Method of Filing
-------          -----------                                                                              ----------------

10.66            Letter Agreement between L. William McIntosh and the Company dated
                 August 10, 2000 (29)*

10.67            Sale-leaseback agreement between Baxter Healthcare Corp. and the
                 Company dated December 21, 2000 (35)

10.68            Non-Incentive Stock Option Agreement dated February 18, 2000 between the Company and Dennis E. Van Epps (35)*

10.69            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and William A. Albright, Jr. (35)*

10.70            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Michel L. E. Bergh (35)*

10.71            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Richard L. Dunning (35)*

10.72            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and David J. Hirsch (35)*

10.73            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Amy Ross (35)*

10.74            Non-Incentive Stock Option Agreement dated July 3, 2000 between the
                 Company and Dennis E. Van Epps (35)*

10.75            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and David J. Hirsch (35)*

10.76            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Daniel Levitt (35)*

10.77            Non-Incentive Stock Option Agreement dated October 10, 2000 between the Company and Amy Ross (35)*

10.78            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Richard L. Casey (35) *

10.79            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Joseph A. Mollica (35)*

10.80            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and C. Richard Piazza (35)*

Exhibit
Number           Description                                                                              Method of Filing
-------          -----------                                                                              ----------------

10.81            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Eric A. Rose (35)*

10.82            Non-Incentive Stock Option Agreement dated December 7, 2000 between the Company and Victor W. Schmitt (35)*

10.83            1998  Non-Incentive Stock Option Plan of the Company for Directors,
                 Employees and Consultants of Nexell of California, Inc., as amended to Date
                 (35)*

10.84            Common Stock Purchase Agreement dated January 9, 2001, between Acqua
                 Wellington North American Equities Fund, Ltd. and the Company (30)

10.85            License Agreement dated March 28, 2001 between NCI and Epimmune Inc.
                 (Confidential treatment has been granted with respect to certain portions of this exhibit.  Omitted portions have been filed separately with the Securities and Exchange Commission.) (31)

10.86            Non-Incentive Stock Option Agreement dated February 23, 2001 between the Company and William A. Albright, Jr. (31)*

10.87            Termination Letter with Acqua Wellington North American Equities
                 Fund, Ltd. (32)

10.88            The Company's 1997 Incentive and Non-Incentive Stock Option Plan, as
                 amended to date (33)*

10.89            Distribution and License Agreement dated August 31, 2001 between
                 Baxter and NCI (34)

10.90            Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and NCI (34)

10.91            Sublicense Agreement of the Second BD Sublicense dated August 31,
                 2001 between Baxter and NCI (34)

10.92            Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and NCI (34)

10.93            Sublicense Agreement of the Public Health Service Biological
                 Materials License dated August 31, 2001 between Baxter and NCI (34)

10.94 Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and NCI (34)

10.95            Employee Lease Agreement dated August 31, 2001 among Baxter, the
                 Company and NCI (34)

10.96            Supply Agreement dated August 31, 2001 between Baxter and NCI (34)

10.97            Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and Richard L. Casey*                                                      herewith

10.98            Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and Joseph A. Mollica*                                                     herewith

10.99            Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and C. Richard Piazza*                                                     herewith


10.100           Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and Eric A. Rose*                                                          herewith

10.101           Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and Victor W. Schmitt *                                                    herewith

10.102           Non-Incentive Stock Option Agreement dated November 12, 2001 between                   Filed electronically
                 the Company and Richard L. Dunning *                                                   herewith

10.103           Nexell Therapeutics Inc. Retention and Severance Plan, as amended, and                 Filed electronically
                 Summary Plan Description*                                                              herewith

10.104           Nexell Therapeutics Inc.  Retention and Severance Plan, as amended,                    Filed electronically
                 [For Senior Staff Members] and Summary Plan Description*                               herewith

10.105           Letter Agreement dated March 26, 2002 between the Company and                          Filed electronically
                 William A. Albright, Jr.*                                                              herewith

10.106           Settlement Agreement dated March 19, 2002 among the Company, NCI                       Filed electronically
                 and Baxter                                                                             herewith

10.107           Letter Agreement dated September 27, 2001 between the Company                          Filed electronically
                 and Michael Bergh*                                                                     herewith

10.108           Letter Agreement dated September 27, 2001 between the Company                          Filed electronically
                 and Wayne Tyo*                                                                         herewith

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

Note: The Company's commission file number for all filings is No. 0-19153.

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

(26) Intentionally omitted.

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

(31) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 and incorporated herein by reference thereto.

(32) Filed as the same numbered Exhibit to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference thereto.

(33) Filed as Exhibit 4.3 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-64138), and incorporated herein by reference thereto.

(34) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.

(35) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference thereto.