Form 10-K/A
period 2001-12-31
NEXELL THERAPEUTICS INC
filed 2002-04-30
CIK 864009

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

Yes [X]     No[_]


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

     The aggregate number of outstanding shares of Common Stock, $.001 par value, of the Registrant was 20,940,509 on March 18, 2002.
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

None.

Nexell Therapeutics Inc. (the "Company") hereby amends its Annual Report on Form 10-K by providing the information set forth herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors of the Company

The Bylaws of the Company provide that the number of directors shall be not less than three nor more than fifteen. The Board of Directors has fixed the current size of the Board at seven. Effective December 20, 2001, Joseph Mollica resigned as a director. There are no vacancies on the Board.

Directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified.

The Company, current directors Richard L. Dunning and Eric A. Rose, M.D., now former directors Donald G. Drapkin, Lindsay A. Rosenwald, M.D. and Lawrence D. Fink, Paramount Capital Asset Management Inc. and Baxter Healthcare Corporation ("Baxter") are parties to a Voting Agreement dated December 17, 1997 (the "Voting Agreement"), pursuant to which all parties agreed to vote all of their common stock of the Company ("Common Stock") in favor of one Baxter-nominated director. Victor W. Schmitt has been elected a director pursuant thereto. In addition, Baxter has agreed to vote all of its Common Stock in favor of the nominees for director recommended by the majority of the Company's Board of Directors. The Voting Agreement will remain in effect as long as Baxter continues to own at least 3% of the Common Stock. Baxter's obligations will terminate if the "threshold" as described in a Side Letter Agreement dated November 24, 1999 between the parties is met. See "Relationship with Baxter Healthcare Corporation--November 1999 Private Placement Financing" in Part I,
Item 1, "Business" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the SEC on April 1, 2002 (the "2001 Form 10-K").

Biographical Information

Each director's name, age, office with the Company, if any, the year first elected as a director and certain biographical information are set forth below:

         Richard L. Dunning, 56, was elected as Chairman of the Board of Directors in May 1999 and was Chief Executive Officer of the Company from April 1996 until March 1, 2001. Prior to joining the Company, Mr. Dunning served as Executive Vice President and Chief Financial Officer of the DuPont Merck Pharmaceutical Company (now DuPont Pharmaceuticals Company) from 1991 to 1995. Mr. Dunning also serves as a director of Epoch Biosciences, Inc. and DOR BioPharma, Inc.

         Eric A. Rose, M.D., 51, was elected a director of the Company in November 1995. Dr. Rose is Surgeon-in-Chief at Columbia Presbyterian Medical Center in New York, a position he has held since August 1994. Dr. Rose is a past president of the International Society for Heart and Lung Transplantation.

         Victor W. Schmitt, 53, was elected a director of the Company in December 1997 pursuant to the Voting Agreement. Mr. Schmitt has been President, Venture Management, Baxter Healthcare Corporation since 1994. Prior to this position, he held the operating position of President, Baxter Biotech Europe. Mr. Schmitt joined Baxter after a 16-year career with the American Red Cross Blood Services, where he held positions in marketing and operations. He also serves as a director of GenStar Therapeutics Corp. and Acambis plc.

         C. Richard Piazza, 54, was elected a director of the Company in November 1999. Mr. Piazza has served as President and Chief Executive Officer of VitaGen Inc., a biotechnology company specializing in combating liver disease, since April 2002; he previously served as CEO of VitaGen from 1994 to 1999. From February 2001 until April 2002, Mr. Piazza served as President and Chief Executive Officer of MAXIA Pharmaceuticals. Mr. Piazza served as Chairman and CEO of PharmaPrint Inc., a dietary supplements, functional foods and natural pharmaceuticals company from 1999 to 2000. Previous management positions include that of President and CEO of Everest and Jennings International Ltd., President and CEO of Marquest Medical Products, President and CEO of Smith and Nephew Solopak, President of Biolectron, Inc., President and CEO of Radius Health System Services & Supplies, as well as management roles at Stimetics and Ohmeda.

         Richard L. Casey, 55, was elected a director of the Company in November 1999. Mr. Casey has served since January 2000 as Chairman and CEO of CellGate, Inc., a drug discovery company. Mr. Casey served as Chairman and CEO of Scios Inc. (formerly California Biotechnology, Inc.), a biopharmaceutical company, from 1987 until his retirement in 1998. Prior to joining Scios, Mr. Casey was Executive Vice President at Alza Corporation and President of the Alza Pharmaceuticals Division. Previous management positions include that of General Manager of Syntex Medical Diagnostics, Vice President of Sales at Syntex Laboratories, and a variety of sales, strategic planning and market analysis positions at Syntex and Eli Lilly and Company. Mr. Casey also serves as a director of Guilford Pharmaceuticals, Synsorb Biotech Inc. and Oncolytics Biotech.

         Daniel Levitt, M.D., Ph.D., 54, was elected a director of the Company in October 2000. Dr. Levitt has served as President, R&D of Protein Design Labs, Inc. since May 2000. He joined that company as Senior Vice President, Preclinical, Clinical and Regulatory Affairs in 1996. Dr. Levitt has held senior R&D and scientific positions at Geron Corporation, Sandoz Pharma Ltd., Sandoz Pharmaceutical Corporation and Hoffman-LaRoche, Inc. He was also a Senior Scientist, Consulting Physician and Founding Member of the Guthrie Research Institute. Prior to that, he was Assistant Professor and Attending Physician in General Pediatrics, Pediatric Immunology, Oncology and Rheumatology at University of Chicago Hospitals and Clinics, Wyler Children's Hospital and La Rabida Children's Hospital.

         William A. Albright, Jr., 44, was elected a director of the Company and was appointed as President and Chief Executive Officer of the Company in March 2001 at which time he relinquished his position as Chief Operating Officer which he had held since July 2000. He joined the Company as Senior Vice President, Chief Financial Officer and Secretary in May 1999 and became President and Chief Operating Officer in July 2000. Prior to joining the Company, Mr. Albright was a consultant to the healthcare industry. From 1996 to 1998, he was Chief Financial Officer of LocalMed, Inc., a venture-stage medical device company developing products for interventional cardiology. From 1994 to 1996, he was Chief Financial Officer of Connetics Corp., a biopharmaceutical company. He joined Connetics as the third employee and helped build the organization from the venture-backed spin-off of Genentech Inc. into a freestanding publicly traded company. Earlier in his career he held senior positions within the medical device group of Eli Lilly and Company.

For information regarding executive officers of the Company, see "Executive Officers of the Company" in Part I, Item 1, in the Company's 2001 Form 10-K.

Director Compensation

Directors of the Company who are not executive officers (except Mr. Schmitt, the Baxter representative) are entitled to receive a fee of $10,000 per year for serving on the Board of Directors, $2,000 per year for serving as a member of the Compensation or Audit Committees (except the Audit Committee Chairman, who is entitled to receive a fee of $3,500 per year in lieu of the committee member fee), $1,500 for each Board of Directors meeting attended and $500 for each telephonic Board meeting. In addition, on the date of their initial election to the Board, directors who are not executive officers are entitled to receive a grant of options under the Company's 1997 Incentive and Non-Incentive Stock Option Plan (the "1997 Plan") to purchase 12,500 shares of Common Stock at a fair market value exercise price vesting at an annual rate of 25%. Directors who are not executive officers will receive an annual grant at the Board of Directors meeting following the anniversary of their election, of options to purchase 4,000 shares of Common Stock at the fair market value on that date and with vesting to occur in full one year following the grant date. Accordingly, on November 12, 2001, Messrs. Dunning, Casey, Piazza and Schmitt and Drs. Mollica, Levitt and Rose each received a grant of options to purchase 4,000 shares at an exercise price of $.75. For information regarding the Company's arrangements with Mr. Dunning, see "Employment Agreements."

The Company has entered into Indemnification Agreements with each member of its Board of Directors indemnifying them to the fullest extent allowed under applicable law.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, directors and holders of more than 10% of the Common Stock (collectively, "Reporting Persons") file reports of their holdings and transactions in the Common Stock with the Securities and Exchange Commission. Based on a review of Section 16 forms filed by the Reporting Persons during the last fiscal year and written representations of the Reporting Persons, the Company believes that the Reporting Persons timely complied with all applicable
Section 16 filing requirements, except that William Wong, Ph.D., a former executive officer of a Company subsidiary, filed late one report on Form 4 relating to two sales of Common Stock.

Item 11.   EXECUTIVE COMPENSATION

Compensation Summary

The following table sets forth a summary of the compensation for each of the three years ended December 31, 2001 earned by individuals serving as the Company's Chief Executive Officer during the most recent fiscal year, the other two highest compensated executive officers during 2001 who were serving as such at December 31, 2001 and two additional individuals who were executive officers during 2001 but who were not serving as such at December 31, 2001.

                           Summary Compensation Table

                                                                                                Long-Term
                                                                                              Compensation
                                 Annual Compensation                                              Awards
                                                                                                  ------
                                                                            Other Annual       Securities        All Other
        Name and                Fiscal                                           Comp.          Underlying      Compensation
   Principal Position            Year       Salary ($)      Bonus ($)(1)       ($)(2)        Options (#)(3)        ($)(4)
   ------------------            ----       ----------      ----- ------    ------------     --------------      ----------
Richard L. Dunning               2001        $137,499               --              --              4,000          $ 4,721
  Chairman and Former            2000        $200,000               --       $   6,000             50,000 (5)      $ 5,250
  Chief Executive Officer        1999        $225,000        $  25,000       $   6,000            200,000 (6)      $ 3,000
  (7)

William A. Albright, Jr.         2001        $267,499        $ 110,000       $  56,250            100,000          $ 5,250
  President and Chief            2000        $205,000               --       $  53,500             85,000          $ 5,250
  Executive Officer              1999        $121,000        $  28,700       $  36,800             86,250          $ 2,900
  (8)

Dennis E. Van Epps,              2001        $109,772               --              --                 --          $73,781
  Ph.D.                          2000        $183,000               --       $   2,300             63,750          $ 3,940
  Former VP, Research and        1999        $165,000        $  12,300       $   3,375                 --          $ 3,675
  Development (9)

David Hirsch                     2001        $154,216               --              --                 --          $59,142
  Former VP, Global Sales        2000        $178,000               --       $  21,600             51,250          $ 2,690
  and Marketing (10)             1999        $114,230        $  33,000       $ 101,500             48,750          $ 1,350

Michel L.E. Bergh, Ph.D.         2001        $183,800        $  55,900       $  14,765                 --          $ 5,250
  VP, Business                   2000        $183,000               --       $  38,400             37,500          $ 5,250
  Development                    1999        $ 48,000        $  37,700       $   6,400             62,500          $ 1,250

Wayne A. Tyo                     2001        $122,550        $  40,900              --                 --          $ 3,681
  Controller and Secretary       2000        $ 87,788               --              --             31,500          $ 2,512
                                 1999              --               --              --                 --               --

------------------------------

(1) Bonus amounts are shown for the year in which earned and except as noted below were paid in the following year. Signing bonuses of $20,000, $25,000 and $34,400 in 1999 to Mr. Albright, Mr. Hirsch and Dr. Bergh, respectively, were earned and paid in the same year as were bonuses of $10,000 to each of Dr. Bergh and Mr. Tyo in 2001.

(2) Other Annual Compensation includes $6,000 reimbursement of personal medical and health care insurance paid to Mr. Dunning in fiscal year 2000 and 1999, $2,300 and $2,000, paid to Dr. Van Epps in 2000 and 1999, respectively for patent awards and reimbursement of relocation expenses paid to Dr. Van Epps, Mr. Albright, Mr. Hirsch and Dr. Bergh.

(3) Number of shares of Common Stock purchasable. See Option Grant Table below for exercise prices and expiration dates.

(4) Includes Company's matching contribution to the named executive's account in the Company's 401(k) retirement plan, and for Dr. Van Epps $70,243 paid to him in 2001 related to severance and payments for paid vacation upon termination of his employment and for Mr. Hirsch $56,948 paid to him in 2001 related to severance and payments for paid vacation upon termination of his employment. See "Employment Agreements" below.

(5) Mr. Dunning forfeited this option in 2001. See "Employment Agreements" below.

(6) Reflects options to purchase 150,000 shares that were repriced and options to purchase 50,000 shares that were cancelled in connection with a new grant of 50,000 shares.

(7)  Effective March 1, 2001, Mr. Dunning resigned as Chief Executive Officer.

(8)  Effective March 1, 2001, Mr. Albright was appointed Chief Executive
     Officer.

(9)  Effective July 24, 2001, Dr. Van Epps' employment terminated.

(10) Effective October 11, 2001, Mr. Hirsch's employment terminated.

Employment Agreements

Until his resignation as Chief Executive Officer effective March 1, 2001, Mr. Dunning served as Chairman and Chief Executive Officer of the Company under an amended and restated employment agreement entered into as of April 15, 1999, which provided for a base annual salary of $200,000 (effective July 1, 1999, reduced from $250,000) and an annual cash bonus targeted to be at least 33% of base compensation assuming satisfactory performance as determined by the Board of Directors. Mr. Dunning was entitled to four weeks' vacation, participation in the Company's employee benefit programs and up to six months of severance pay in the event his employment was terminated without cause or if he terminated his employment following certain actions by the Company. Upon his resignation as Chief Executive Officer, Mr. Dunning and the Company agreed that he would receive six months salary as severance payable in accordance with the Company's payroll practice over the next six months plus four weeks accrued vacation pay. Also, Mr. Dunning agreed to forfeit options to purchase 50,000 shares of Common Stock that had been granted to him by the Company in July 2000. In addition, effective March 1, 2001, Mr. Dunning will receive an annual retainer of $50,000 for serving as Chairman of the Board of the Company, to be reviewed annually by the board, and will be expected to devote approximately one day per week to the Company's activities.

The following executives do not have employment agreements with the Company. Mr. Albright serves as President and Chief Executive Officer for a base annual salary of $275,000 (increased from $230,000 effective March 1, 2001). Until his employment terminated in July 2001, Dr. Van Epps served as Vice President, Research and Development for a base annual salary of $190,962 (increased from $185,400 effective April 1, 2001). Until his employment terminated in October 2001, Mr. Hirsch served as Vice President, Global Sales and Marketing for a base annual salary of $197,600 (increased from $190,000 effective April 1, 2001). Dr. Bergh serves as Vice President, Business Development for a base annual salary of $189,108 (increased from $183,600 effective April 1, 2001). Mr. Tyo serves as Controller and Secretary for a base annual salary of $123,600 (increased from $120,000 effective April 1, 2001).

Executive officers of the Company, as well as employees, are entitled to severance benefits equal to between two weeks and, in the case of executive officers, eight weeks' salary, COBRA contribution benefits and certain outplacement benefits if their employment with the Company is involuntarily terminated between July 24, 2001 and June 30, 2002, other than for reasons of performance or misconduct. In addition, such individuals were also entitled to a one-time retention bonus if they were employed by the Company on September 14, 2001 and either (i) continued to be employed by the Company through December 31, 2001, or (ii) were involuntarily terminated, for reasons other than performance or misconduct prior to December 31, 2001. The retention bonus was in the amount of 25% of annual salary (40% in the case of Mr. Albright). In addition, executive officers and other senior staff are eligible to receive a performance bonus if the Company completes certain performance milestones, including presentation to the board of directors by June 30, 2002 of either a bona fide proposal to raise $5 million in equity investment or a bona fide proposal to merge the Company with another company, which is accepted by the board. The performance bonus, which is generally payable only if the individual was employed as of September 14, 2001 and remained employed through June 30, 2002 (unless his employment terminates other than for cause and the performance milestones described above have been met as of such termination date) will be in the amount of 25% of annual salary (40% in the case of Mr. Albright).

Stock Options

The following table sets forth information with respect to grants of options ("Options") to purchase Common Stock under the Company's stock option plans to the executive officers named in the Summary Compensation Table during the fiscal year ended December 31, 2001.

            Option Grants in the Fiscal Year Ended December 31, 2001

                                                                                              Potential Realizable Value
                                                                                              at Assumed Annual Rates of
                                                                                               Stock Price Appreciation
                                                 Individual Grants                               for Option Term (4)
                         -------------------------------------------------------------------------------------------------
                             Number of         % of Total
                            Securities          Options
                            Underlying          Granted         Exercise or
                              Options        to Employees in    Base Price     Expiration
Name                      Granted (#)(1)       Fiscal Year      ($/Sh)(2)       Date (3)        5% ($)        10% ($)
                          --------------       -----------      ---------       --------        ------        -------
Richard L.                      4,000                3           $   .75        11/12/11      $   1,887      $    4,782
  Dunning

William A.                    100,000               84           $ 2.625         2/23/11      $ 165,080      $  418,360
  Albright, Jr.

Dennis E. Van                      --               --                --             --              --              --
  Epps, Ph.D.

David Hirsch                       --               --                --             --              --              --

Michel L.E.                        --               --                --             --              --              --
  Bergh, Ph.D.

Wayne A. Tyo                       --               --                --             --              --              --

------------------------

(1) The Options granted generally shall terminate ten years from the date of grant unless (i) termination of employment was by reason of death, in which case the Options shall be exercisable for one year after the date of termination of employment or (ii) such termination was for cause, in which case the Options shall terminate on the date of termination of employment. The Options are non-transferable.

(2) All Options were granted at or above market value on the date prior to grant. The exercise price may be paid by cash, by delivery of already owned shares or by offset of the underlying shares, subject to certain conditions.

(3) Except as noted below, the Options vest and become exercisable as to 33 1/3% of the shares on the first anniversary of the grant date, and an additional 33 1/3% of the Options vest on each of the second and third anniversaries of the grant date if the Optionee has remained employed by the Company until such date. The Options to Mr. Dunning for 4,000 shares vest and become exercisable as to 100% of the shares on the first anniversary of the grant date. In certain circumstances the Options for each of the individuals designated in the table will vest upon a change in control of the Company.

(4) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall stock conditions, as well as the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

The following table set forth certain information concerning Options exercised during 2001, and the number of unexercised Options as of December 31, 2001 held by the individuals named in the Summary Compensation Table.

  Aggregated Options Exercises in Fiscal 2001 and Fiscal Year End Option Values

                                             Number of Securities Underlying
                                                 Unexercised Options at             Value of Unexercised
                                                 December 31, 2001 (#)             In-the-Money Options at
                                                 --------------------
                                                                                   December 31, 2001 ($)(1)
                                                                                   ------------------------
                   Shares
                  Acquired on       Value
   Name           Exercise (#)     Realized($) Exercisable    Unexercisable  Exercisable   Unexercisable
  ------          ------------     ----------- -----------    -------------  -----------   -------------
Richard L.               --           --          239,000           4,000            --     $ 2,680
  Dunning

William A.               --           --           94,125         177,125            --          --
  Albright,
  Jr.

Dennis E.                --           --               --              --            --          --
  Van Epps,
  Ph.D.

David                    --           --           12,188          87,812            --          --
  Hirsch

Michel L.E.              --           --           53,750          46,250            --          --
  Bergh,
  Ph.D.

Wayne A. Tyo             --           --            8,437          23,063            --          --

-------------------

(1) Based upon the $1.42 closing sale price of the Common Stock on The Nasdaq Stock Market on December 31, 2001.

Stock Option Plans

Beginning in July 1990, the Company has maintained the following stock option plans: 1990 Incentive and Non-Incentive Stock Option Plan (the "1990 Plan"), 1997 Incentive and Non-Incentive Stock Option Plan (the "1997 Plan"), and 1998 Non-Incentive Stock Option Plan (the "1998 Plan"), (collectively the "Stock Option Plans") and 1995 Directors' Stock Option Plan (the "1995 Directors' Plan").

The Stock Option Plans are administered by the Compensation Committee of the Board of Directors, which acts as the Stock Option Committee (the "Option Committee"). The Option Committee has been comprised of Richard L. Casey and, until his resignation as a director in December 2001, Joseph A. Mollica, Ph.D.

The purpose of the Stock Option Plans is to further the growth and development of the Company by encouraging selected employees, directors and other persons who contribute and are expected to contribute materially to the Company's success to obtain a proprietary interest in the Company through the ownership of its Common Stock, thereby providing such persons with an added incentive to promote the best interests of the Company and affording the Company a means of attracting persons of outstanding ability to its service. Approximately 25 employees of the Company and an indeterminate number of consultants and others are eligible to participate in the Stock Option Plans.

         1990 Plan

The 1990 Plan was adopted in July 1990 and no further options could be granted after July 2000. Under the 1990 Plan, 600,000 shares of Common Stock were reserved for issuance upon exercise of either incentive or non-incentive options, which were granted from time to time by the Option Committee to employees, directors, consultants, agents, independent contractors, and others who contributed to the Company's success. The terms of the options were up to ten years and were exercisable as determined by the Option Committee, provided that the option generally did not become exercisable before six months from the date of grant. The grant prices had to be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and were generally granted at the market close price on the day prior to the grant. The options accelerated upon a change in control as defined in the 1990 Plan. Generally, options vested at a rate of 25% per annum on the anniversary date of grant. The maximum number of shares that were subject to options granted under the 1990 Plan during any calendar year to any executive officer was 200,000.

         1997 Plan

The 1997 Plan was adopted in February 1997 and will expire in February 2007, unless earlier terminated by the Board of Directors. Under the 1997 Plan, an aggregate of 2,262,500 shares are reserved for issuance upon exercise of either incentive or non-incentive options, which may be granted from time to time by the Option Committee to employees, directors, consultants, agents, independent contractors, and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the Option Committee, provided that the option generally does not become exercisable before six months from the date of grant. The grant prices must be no less than 50% and 100% of the fair market value for non-incentive and incentive options, respectively, and are generally granted at the market close price on the day prior to the grant. The options accelerate upon a change in control as defined in the 1997 Plan. At March 1, 2002, there were 1,343,232 options available for grant under the 1997 Plan. Generally, options vest 25 % per annum on the anniversary date of grant. The maximum number of shares that may be subject to options granted under the 1997 Plan during any calendar year to any executive officer is 200,000.

         1998 Plan

The 1998 Plan was adopted in January 1998 and will expire in December 2007, unless earlier terminated by the Board of Directors. Under the terms of the 1998 Plan, up to an aggregate of (i) 250,000 shares of NCI common stock and (ii) 750,000 shares of Common Stock of the Company were reserved for issuance upon the exercise of non-incentive options which may be granted from time to time by the Option Committee of the Board of Directors to employees, directors, consultants, agents, independent contractors and others who contribute to the Company's success. The terms of the options may be up to ten years and are exercisable as determined by the Option Committee. Each grant originally provided for an exercise price of $5.00 per share of NCI common stock (approximately $6.68 per share of Common Stock of the Company in the event such options became exercisable for the Company's Common Stock). As a result of NCI becoming a wholly owned subsidiary of the Company in May 1999, all outstanding options converted automatically to options to purchase Common Stock of the Company. The options accelerate upon a change in control as defined in the 1998 Plan. At March 1, 2002, there were 294,788 options available for grant under the 1998 Plan. Generally, options vest at 25% per annum on the anniversary date of the grant.

         1995 Director Plan

In August 1995, the Company adopted the 1995 Director Plan authorizing the issuance of five-year options to purchase an aggregate of 230,000 shares at an exercise price equal to the fair market value of Common Stock at date of grant. All of the options were granted to Directors under the 1995 Director Plan and no further options are available for grant. As of March 1, 2002, all options had been exercised.

401(k) Plan

Effective as of January 1, 1998, the Company adopted its 401(k) Plan (the "Plan"), which includes a cash-or-deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. The Plan was established to provide retirement and other benefits to employees of the Company. Employees qualify to participate in the Plan on the first of the month following their date of hire. Participants may designate up to 15% of their compensation to be contributed to the Plan on a pre-tax basis ("Employee Elective Contributions"). Participants will be 100 % vested in their Employee Elective Contributions (including earnings) at all times.

The Company matches 50% of the first 6% of an employee's contributions to the Plan. Participants will generally vest in the Company's contributions (including earnings) at the rate of 33.3% on the first anniversary from date of participation, 66.6% on the second anniversary from date of participation and 100% on the third anniversary from date of participation, though in certain circumstances on termination of employment, such contributions vest in full.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2001, the members of the Compensation Committee, which also acts as the Stock Option Committee, have been Richard L. Casey and, until his resignation as a director in December 2001, Joseph A. Mollica, Ph.D., neither of whom is an officer or employee or former officer of the Company or any of its subsidiaries. Mr. Casey and Dr. Mollica were granted stock options in 2001. See "Director Compensation." No member of the Compensation Committee has any interlocking relationship with any other corporation that requires disclosure under this heading.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2002, information with respect to the beneficial ownership of the Common Stock by (i) each person known by the Company to own beneficially five percent or more of the outstanding Common Stock, together with their respective addresses, (ii) each director and nominee for election as a director, (iii) each executive officer named in the Summary Compensation Table under "Executive Compensation - Compensation Summary" appearing in this filing and (iv) all directors and executive officers as a group:

                 Name                          Shares Beneficially Owned      Percent of Outstanding
                 ----                          -------------------------      ----------------------
Richard L. Dunning                                    250,898  (1)                      1.2%
William A. Albright, Jr.                              127,458  (2)                      *
Michel L.E. Bergh, Ph.D.                               53,750  (2)                      *
Wayne A. Tyo                                           10,000  (2)                      *
Daniel Levitt, M.D., Ph.D.                              3,125  (2)                      *
Eric A. Rose, M.D.                                     16,100  (3)                      *
Victor W. Schmitt                                      16,500  (2)(4)                   *
Richard L. Casey                                       10,250  (2)                      *
C. Richard Piazza                                      10,250  (2)                      *
Dennis Van Epps                                            --  (5)                     --
David Hirsch                                               --  (5)                     --
Baxter Healthcare Corporation                      12,409,546  (6)                     41.6%
  One Baxter Parkway, Deerfield,
  Illinois 60015
John Hancock Financial Services, Inc.               3,653,197  (7)                     14.8%
  P.O. Box 111, Boston,
  Massachusetts 02117
Metropolitan Life Insurance Co.                     1,660,524  (8)                      7.3%
  One Madison Avenue, New York,
  New York 10010
All directors and executive officers as a             498,331  (9)                      2.3%
group (11 persons)

-----------------------------------------------

* Less than one percent of the 20,940,509 shares of Common Stock outstanding on March 1, 2002.

(1) Includes options to purchase 239,000 shares which are exercisable as of March 1, 2002 or will become exercisable by May 1, 2002, 523 shares owned by a daughter of Mr. Dunning, and 125 shares owned by each of Mr. Dunning's spouse, son, and another daughter. Mr. Dunning disclaims beneficial ownership of the shares held by his spouse, son and daughters.

(2) Represents options to purchase shares which are exercisable as of March 1, 2002 or will become exercisable by May 1, 2002.

(3) Includes options to purchase 4,000 shares which are exercisable as of March 1, 2002 or will become exercisable by May 1, 2002.

(4) Mr. Schmitt disclaims beneficial ownership of any securities of the Company beneficially owned by Baxter.

(5) Dr. Van Epps and Mr. Hirsch are no longer employed by the Company, and the Company is unaware of their holdings of Common Stock, if any.

(6) As of December 17, 2001 as reported in Amendment No. 6 to Schedule 13D. Includes 3,500,000 shares of Common Stock owned by Baxter, 7,609,546 shares of Common Stock issuable upon conversion of the 83,705 shares of Series A Preferred Stock owned by Baxter, and 1,300,000 shares of Common Stock issuable upon exercise of a warrant owned by Baxter. Excludes any shares of Common Stock issuable to Baxter upon conversion of the Company's Series B Preferred Stock pursuant to the Side Letter Agreement between the Company and Baxter. Triggering of the Side Letter Agreement could potentially be deemed to effect a change in control of the Company, with Baxter owning substantially in excess of a majority of the Common Stock on a fully diluted basis. See "Relationship with Baxter Healthcare Corporation--November 1999 Private Placement Financing" in Part I, Item 1, "Business" in the Company's 2001 Form 10-K.

(7) Includes 3,229,594 shares of Common Stock which may be issued upon conversion of 33,000 shares of Series B Preferred Stock and 423,603 shares of Common Stock issuable upon exercise of Class B Warrants.

(8) Includes 1,467,977 shares of Common Stock issuable upon conversion of 15,000 shares of Series B Preferred Stock and 192,547 shares of Common Stock issuable upon exercise of Class B Warrants.

(9) Includes options to purchase 474,333 shares of Common Stock which are exercisable as of March 1, 2002 or will become exercisable as of May 1, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company has entered into employment or other agreements with certain of its executive officers. See "Employment Agreements." The Company has issued stock options to its directors and officers and entered into Indemnification Agreements with its directors. See "Director Compensation" and "Stock Options."

For information regarding the Company's relationship with Baxter, see "Relationship with Baxter Healthcare Corporation" in Part I, Item 1, "Business" in the Company's 2001 Form 10-K.

                                    SIGNATURE

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Nexell Therapeutics Inc.

                               By: /s/ William A. Albright, Jr.
                                       --------------------------------------
                                       William A. Albright, Jr.
                                       Chief Executive Officer, President, Chief
                                       Financial Officer and Treasurer

Dated:     April 29, 2002