Form 10-Q
period 2002-03-31
NEXELL THERAPEUTICS INC
filed 2002-05-15
CIK 864009

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                           __________________________

                                    FORM 10-Q

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2002

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

                                 Yes [X]     No [_]

The aggregate number of Registrant's shares of Common Stock, $.001 par value, outstanding on May 3, 2002 was 20,940,509 shares.

                            ________________________

                            NEXELL THERAPEUTICS INC.

                                      INDEX
                                      -----

PART I - FINANCIAL INFORMATION                                                       Page
                                                                                     ----
         Item 1.   Financial Statements:
                       Condensed Consolidated Balance Sheets (unaudited) as of
                           March 31, 2002 and December 31, 2001 ...................   3

                       Condensed Consolidated Statements of Operations (unaudited)
                           for the three months ended March 31, 2002 and 2001 .....   4

                       Condensed Consolidated Statements of Cash Flows (unaudited)
                           for the three months ended March 31, 2002 and 2001 .....   5

                       Notes to Condensed Consolidated Financial
                           Statements (unaudited) .................................   6

         Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations ........................  10

         Item 3.   Quantitative and Qualitative Disclosures about Market Risk .....  13

PART II - OTHER INFORMATION

         Item 1.   Legal Proceedings ..............................................  14

         Item 2.   Changes in Securities and Use of Proceeds ......................  14

         Item 3.   Defaults upon Senior Securities ................................  14

         Item 4.   Submission of Matters to a Vote of Security Holders ............  14

         Item 5.   Other Information ..............................................  14

         Item 6.   Exhibits and Reports on Form 8-K ...............................  15

SIGNATURES ........................................................................  16

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                    NEXELL THERAPEUTICS INC. and Subsidiaries
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                                      March 31,           December 31,
                                                                                        2002                  2001
                                                                                   ---------------      ----------------
                                    ASSETS

Current assets:
    Cash and cash equivalents                                                       $    6,177,000      $      5,092,000
    Trade receivables                                                                           --                20,000
    Receivables from related party                                                              --             1,423,000
    Inventory - finished goods                                                                  --               286,000
    Short term marketable securities                                                       955,000             1,143,000
    Other current assets                                                                   755,000             1,188,000
                                                                                    --------------      ----------------
        Total current assets                                                             7,887,000             9,152,000

Fixed assets, net                                                                        1,187,000             1,625,000
Intangible assets, net                                                                  32,733,000            32,737,000
Other assets                                                                             1,000,000             1,000,000
                                                                                    --------------      ----------------
        Total assets                                                                $   42,807,000      $     44,514,000
                                                                                    ==============      ================

                                 LIABILITIES

Current liabilities:
    Accounts payable                                                                $      992,000      $      1,483,000
    Accrued expenses                                                                     3,050,000             3,206,000
    Deferred revenue - current portion                                                          --               450,000
                                                                                    --------------      ----------------
       Total current liabilities                                                         4,042,000             5,139,000

Deferred revenue - non current portion                                                          --             1,125,000
                                                                                    --------------      ----------------
         Total liabilities                                                               4,042,000             6,264,000

Commitments and contingencies                                                                   --                    --

                             SHAREHOLDERS' EQUITY

Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
     Series A; 83,705 issued and outstanding at March 31, 2002 and
        December 31, 2001 (liquidation value $85,150,000 and $83,912,000)                      100                   100
     Series B; 63,000 issued and outstanding at March 31, 2002 and
        December 31, 2001 (liquidation value $63,666,000 and $63,194,000)                      100                   100
Common Stock; $.001 par value, 80,000,000 shares authorized,
     20,940,509 shares issued and outstanding at March 31, 2002 and December
     31, 2001                                                                               21,000                21,000
Additional paid-in capital                                                             262,081,800           262,081,800
Accumulated other comprehensive income                                                     783,000               971,000
Accumulated deficit                                                                   (224,121,000)         (224,824,000)
                                                                                    --------------      ----------------
    Total shareholders' equity                                                          38,765,000            38,250,000
                                                                                    --------------      ----------------
          Total liabilities and shareholders' equity                                $   42,807,000      $     44,514,000
                                                                                    ==============      ================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months Ended
                                                                              March 31,
                                                                ---------------------------------------

                                                                      2002                  2001
                                                                -----------------    ------------------
Revenue:
   Product sales                                                 $     1,465,000      $      4,727,000
   Realization of deferred revenue                                     1,575,000               112,000
                                                                 ---------------      ----------------
          Total revenue                                                3,040,000             4,839,000
Cost of goods sold                                                       286,000             2,704,000
                                                                 ---------------      ----------------
        Gross profit                                                   2,754,000             2,135,000
                                                                 ---------------      ----------------

Operating expenses:
     Research and development                                            509,000             2,266,000
     General and administrative                                        1,303,000             1,602,000
     Selling, marketing and distribution                                      --             2,629,000
     Goodwill and intangible assets amortization                          29,000             1,017,000
     Depreciation                                                        393,000               867,000
     Expense reductions related to Baxter settlement                    (539,000)                   --
                                                                 ---------------      ----------------
        Total operating expenses                                       1,695,000             8,381,000
                                                                 ---------------      ----------------

Operating income (loss)                                                1,059,000            (6,246,000)
                                                                 ---------------      ----------------

Other (income) expenses:
     Royalty, licensing and other related income                         (98,000)                   --
     Interest income                                                     (19,000)             (180,000)
     Interest expense                                                         --                67,000
     Other, net                                                               --                10,000
                                                                 ---------------      ----------------
        Total other income                                               117,000               103,000
                                                                 ---------------      ----------------

Net income (loss)                                                      1,176,000            (6,143,000)

Preferred stock dividends                                             (1,711,000)           (1,641,000)
                                                                 ---------------      ----------------

Net loss applicable to common stock                              $      (535,000)     $     (7,784,000)
                                                                 ===============      ================

Basic and diluted loss per share                                 $         (0.03)     $          (0.39)
                                                                 ---------------      ----------------

Weighted average number of shares of common stock
outstanding-basic and diluted                                         20,941,000            19,960,000
                                                                 ===============      ================

   The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three months ended March 31,
                                                                                 --------------------------------
                                                                                       2002            2001
                                                                                 ---------------- ---------------
Cash flows from operating activities:
     Net income (loss) .....................................................       $  1,176,000    $ (6,143,000)
     Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization .....................................            422,000       1,884,000
         Noncash compensation ..............................................                 --          28,000
         Loss from disposal of equipment ...................................                 --         125,000
         Realization of deferred revenue ...................................         (1,575,000)       (112,000)
         Changes in operating assets and liabilities, net of dispositions:
           (Increase) decrease in trade receivables ........................             20,000        (325,000)
           (Increase) decrease in receivable from related party ............           (678,000)      1,006,000
           (Increase) decrease in inventory ................................            286,000        (192,000)
           (Increase) decrease in other current assets and other assets ....            408,000      (1,563,000)
           Increase (decrease) in accounts payable and accrued expenses ....         (1,120,000)        329,000
           Increase in accounts payable to related party ...................                 --       1,361,000
                                                                                   ------------    ------------
         Net cash used in operating activities .............................         (1,061,000)     (3,602,000)
                                                                                   ------------    ------------

Cash flows from investing activities:
     Purchases of equipment ................................................                 --        (266,000)
     Proceeds from sales of equipment ......................................             45,000          40,000
     Proceeds from asset sale to Baxter ....................................          2,101,000              --
                                                                                   ------------    ------------
         Net cash provided by (used in) investing activities ...............          2,146,000        (226,000)

Cash flows from financing activities:
     Proceeds from issuance of common stock, net ...........................                 --       3,868,000
     Repayment of capital leases ...........................................                 --        (153,000)
                                                                                   ------------    ------------
         Net cash provided by financing activities .........................                 --       3,715,000

Effect of exchange rate changes on cash ....................................                 --        (175,000)
                                                                                   ------------    ------------
Net increase (decrease) in cash and cash equivalents .......................          1,085,000        (288,000)

Cash and cash equivalents at beginning of period ...........................          5,092,000      12,119,000
                                                                                   ------------    ------------

Cash and cash equivalents at end of period .................................       $  6,177,000    $ 11,831,000
                                                                                   ============    ============


Supplemental disclosure of cash flow information:
    Cash paid for interest .................................................       $         --    $     75,000
    Cash paid for income taxes .............................................       $      1,000    $     22,000

Non-cash investing and financing activities:

..    The Company recognized net unrealized losses on securities held for investment of $188,000 and $1,243,000 in the three months ended March 31, 2002 and 2001, respectively, which are included as a component of comprehensive loss.
..    The Company accrued $472,500 in preferred stock dividends in the three months ended March 31, 2002 and 2001.

    The accompanying notes are an integral part of the condensed consolidated financial statements

                    NEXELL THERAPEUTICS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (unaudited)

(1)    Financial Statement Presentation

       The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. ("Nexell") and subsidiaries (collectively, the "Company") herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

     The unaudited condensed consolidated financial statements have been presented on the basis that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses from operations and negative cash flows from operations and has an accumulated deficit of $224,121,000 at March 31, 2002. These recurring losses and negative cash flows from operations and the need for continued funding raise substantial doubt about the Company's ability to continue as a going concern. On May 15, 2002, Nexell announced that its Board of Directors had authorized the orderly wind-down of Nexell's operations (see Note 10). The accompanying unaudited financial statements do not include any adjustments to reflect the effects on the recoverability and classification of assets or the amounts and classification of liabilities due to Nexell's subsequent decision to cease operations.

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

                                             Three Months Ended March 31,
                                             ----------------------------
                                                 2002            2001
                                             ------------    ------------
       Net income (loss)                     $  1,176,000    $ (6,143,000)
       Translation adjustment                          --        (174,000)
       Net unrealized  loss in  investment
       securities                                (188,000)     (1,243,000)
                                             ------------    ------------
       Total comprehensive income (loss)     $    988,000    $ (7,560,000)
                                             ============    ============

       The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income was $(23,000) at March 31, 2002 and December 31, 2001, respectively. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive income was $806,000 and $994,000 at March 31, 2002 and December 31, 2001, respectively.

       No income tax expense or benefit was allocated to the foreign currency translation adjustments or to the net unrealized loss in investments recorded in 2002 and 2001 due to the Company's significant net operating loss tax carryforwards.

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

       Stock options and warrants, excluding Class A performance warrants, to purchase 4,115,433 and 4,599,377 shares of Nexell Common Stock ("Common Stock") were outstanding at March 31, 2002 and 2001, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(5)    Investments

       The Company owns 457,143 shares of the common stock of Epoch Biosciences, Inc., representing an approximately 2% ownership at March 31, 2002. Included in comprehensive loss for the three months ended March 31, 2002 is the unrealized loss recorded for this investment to adjust to fair market value at March 31, 2002. The above investment is included in "short term marketable securities" on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security at fair value, with the unrealized gain reported as a component of accumulated other comprehensive income.

(6)    Geographic Information

       The Company operates in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Effective with the completion of the Baxter transaction (see Note 7) on August 31, 2001, substantially all assets are now held and all operations are now conducted in the United States. Summary comparative operating results for the United States and the rest of the world follows:

                                                           Three Months Ended
                                                     ------------------------------
                                                     March 31, 2002  March 31, 2001
                                                     --------------  --------------
       Revenues by Geographic Area:
       United States                                    $ 3,040,000     $ 2,737,000
       Europe                                                    --       1,771,000
       Rest of World                                             --         331,000
                                                        -----------     -----------
                                                        $ 3,040,000     $ 4,839,000
                                                        ===========     ===========

       Operating income (loss) by Geographic Area:
       United States                                    $ 1,059,000     $(4,411,000)
       Europe                                                    --      (1,580,000)
       Rest of World                                             --        (255,000)
                                                        -----------     -----------
                                                        $ 1,059,000     $(6,246,000)
                                                        ===========     ===========

(7) Agreement with Baxter Healthcare Corporation ("Baxter") and Business Restructure

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

       The purchase price for the transferred assets was equal to the book value of the finished goods inventory and other transferred assets plus the net book value of Nexell International. Approximately $2.6 million of the purchase price was paid at the August 31, 2001 closing and the Company received an additional payment on March 19, 2002 of approximately $2.1 million based on adjustments for final settlement of the closing balance sheet in accordance with the terms of the agreement. In addition, Baxter purchased additional inventory for approximately $1,465,000 in February 2002 that had not been included as part of the initial assets purchased. These proceeds were partially offset by the net amount of the Company's collections on behalf of Baxter of purchased trade receivables net of the Company's payment of certain expenses on Baxter's behalf during the period following the closing. These payments represented final settlement of the asset purchase agreement and it is expected that there will be no future transactions of this nature related to the Transaction. As part of the Transaction, Baxter agreed to pay to NCI an earned royalty on "Net Sales" as defined, of the cell processing products sold by Baxter.

       Upon closing of the Transaction, substantially all of the Company's current revenue-producing activities ceased, and the Company has focused on development of new therapeutic cellular drugs.

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

(8)    New Accounting Standards

       In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations (SFAS 141), and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS 142. SFAS 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

       The Company adopted the provisions of SFAS 141 immediately, and SFAS 142 effective January 1, 2002.

       SFAS 141 required, upon adoption of SFAS 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS 141 for recognition apart from goodwill. Upon adoption of SFAS 142, the Company was required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset was identified as having an indefinite useful life, the Company was required to test the intangible asset for impairment in accordance with the provisions of SFAS 142 within the first interim period. Any impairment loss would be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

       In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

       The Company adopted the provisions of SFAS 142 on January 1, 2002 which did not result in a negative impact on the Company's consolidated financial statements. At March 31, 2002, the components of intangibles and goodwill and certain other related information were as follows:

-------------------------------------------------------------------------------
Intangibles                    March 31, 2002              December 31, 2001
-------------------------------------------------------------------------------
                           Gross      Accumulated       Gross      Accumulated
-------------------------------------------------------------------------------
                           Amount     Amortization      Amount     Amortization
-------------------------------------------------------------------------------
Amortized Intangible
Assets:
-------------------------------------------------------------------------------
Licenses and other      $ 1,736,000    $ 1,190,000   $ 1,711,000    $ 1,161,000
                        -----------    -----------   -----------    -----------
-------------------------------------------------------------------------------
                          1,736,000      1,190,000     1,711,000      1,161,000
-------------------------------------------------------------------------------
Unamortized Intangible
Assets:
-------------------------------------------------------------------------------
Goodwill                 36,075,000     10,854,000    36,075,000     10,954,000
-------------------------------------------------------------------------------
Patents and trademarks   10,230,000      3,164,000    10,230,000      3,164,000
                        -----------    -----------   -----------    -----------
-------------------------------------------------------------------------------
                        $48,041,000    $15,308,000   $48,016,000    $15,279,000
                        ===========    ===========   ===========    ===========
-------------------------------------------------------------------------------

       Aggregate amortization expense for amortized intangible assets for the quarters ended March 31, 2002 and 2001 was $29,000 and $26,000, respectively.

       Estimated amortization expense for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 are $115,000, $105,000, $55,000, $55,000 and
       $55,000, respectively.

       There was no activity related to goodwill during the quarter ended March 31, 2002. As a result of the Company's decision to wind-down operations in the second quarter of 2002, it is possible that certain of the Company's intangibles may be impaired; however, the amount of any such impairment cannot presently be determined.

       Pro forma financial information related to the adoption of SFAS 142 is as follows:

------------------------------------------------------------------------------
                                              For the Quarters Ended March 31,
------------------------------------------------------------------------------
                                                  2002                 2001
------------------------------------------------------------------------------
Net loss applicable to common stock            $  535,000           $7,784,000
------------------------------------------------------------------------------
Add back:
------------------------------------------------------------------------------
   Goodwill, patent and trademark                      --              991,000
   amortization                                ----------           ----------
------------------------------------------------------------------------------
     Adjusted net loss applicable to           $  535,000           $6,793,000
     common stock                              ==========           ==========
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Basic and diluted loss per share:
------------------------------------------------------------------------------
   Net loss per share                          $     0.03           $     0.39
------------------------------------------------------------------------------
   Goodwill, patent and trademark                      --                 0.05
   amortization                                ----------           ----------
------------------------------------------------------------------------------
   Adjusted net loss per share                 $     0.03           $     0.34
                                               ==========           ==========
------------------------------------------------------------------------------

       In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

       The Company was required and did adopt the provisions of SFAS 144 for the quarter ending March 31, 2002. The adoption of SFAS 144 had no effect on the Company's financial statements.

(9)    Sub-Lease Agreement

       In March 2002, the Company subleased a portion of its Irvine, California facility to Kadmus Pharmaceuticals, Inc. for a monthly base rent of $16,472 with a lease term expiring on November 30, 2004.

(10)   Subsequent Event

       As announced by the Company on May 15, 2002, Nexell's Board of Directors has authorized management to immediately begin the orderly wind-down of Nexell's operations, including a headcount reduction from 23 permanent, full-time employees to three employees. In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company's financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets. The Company is considering alternatives available to it in effecting the wind-down which may involve liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell's outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately
       $149 million, it is very unlikely there will be any remaining value available for distribution to the holders of Common Stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

As announced on May 15, 2002, the Company's Board of Directors authorized management to immediately commence an orderly wind-down of Company operations, including a headcount reduction from 23 permanent full-time employees to 3 employees. The Company will seek purchasers for its intellectual property and other tangible and intangible assets while providing for its liabilities. Such a decision was deemed in the best interests of the Company based on several factors, including the Company's financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or to effect a business combination or sale of assets.

On August 31, 2001 the Company and NCI (together, the "Nexell Group") completed the sale to Baxter of certain assets and liabilities of the Nexell Group's cell processing business (including trade receivables, inventory and fixed assets and all of the stock of the Company's wholly owned subsidiary, Nexell International
Sprl) as well as worldwide sales, marketing and distribution rights for the related products (including the Isolex(R) 300i Magnetic Cell Selection System) for a purchase price of $4,687,000, and royalties on future product sales (the "Transaction"). At closing, $2,586,000 of the purchase price was paid and the balance was paid in March 2002 pursuant to a final settlement agreement that was entered into to resolve certain disagreements between the parties. Pursuant to the Transaction, Baxter offered certain Nexell Group employees positions with Baxter. Consistent with the Nexell Group's streamlined business plans, the Company's permanent workforce was reduced to 24 employees from 105 at December 31, 2000.

As a result of the Transaction, substantially all of the Company's current revenue- producing activities have ceased, and the Company has focused on development of proprietary cellular therapy products. In addition, as noted in the Company's March 28, 2002 press release, the Company's cash and cash equivalents are insufficient to fund projected operating expenses through the current fiscal year, and based on the Company's current projections would not fund normal operations beyond June 2002.

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

The asset purchase price receivable was offset by $716,000 due to the net effect of payments made and receipts collected by Nexell on Baxter's behalf subsequent to closing of the Transaction. In addition, in February 2002, Baxter purchased and paid for additional inventory that had originally been excluded from the Transaction for cash consideration of $1,465,000. An additional $150,000 was paid to Nexell for its provision of extended transition services to Baxter.

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

The Company evaluates goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). The Company was required and did adopt the provisions of SFAS 142 for the quarter ending March 31, 2002. The adoption of SFAS 142 had no effect on the Company's financial statements. As a result of the Company's decision to wind-down operations in the second quarter of 2002, it is possible that certain of the Company's intangibles may be impaired; however, the amount of any such impairment cannot presently be determined.

Three Months Ended March 31, 2002 and 2001

Revenue was $3,040,000 for the quarter ended March 31, 2002, a decrease of $1,799,000 or 37% from $4,839,000 for the quarter ended March 31, 2001.
Effective with the close of the transaction with Baxter on August 31, 2001, substantially all product revenues were eliminated. Included in revenue for the quarter ending March 31, 2002 was $1,465,000 related to the purchase of inventory by Baxter that was not included among the assets purchased pursuant to the August 2001 agreement between the parties. In addition, the Company recognized revenue of $1,575,000 as a result of the realization of deferred revenue. This related to a distribution agreement assigned to Baxter as a result of the August 2001 agreement. The Company was amortizing this amount into revenue over the term of the underlying agreement as the settlement with Baxter was not finalized until March 2002. It is not expected that transactions similar to either of these will recur in future periods.

Gross profit was $2,754,000 or 91% for the quarter ended March 31, 2002, an increase of $619,000 from $2,135,000 or 29% for the quarter ended March 31, 2001. This increase was the result of the sale of the Company's inventory, which had a total book value of $286,000, to Baxter as described above. The Company does not expect to generate product sales or gross profit in future periods.

Total operating expenses were $1,695,000 for the three months ended March 31, 2002, a decrease of $6,686,000 or 80% over the quarter ended March 31, 2001. This decrease was primarily due to headcount reductions resulting from the Company's exit from its former sales, marketing and distribution activities upon completion of the Transaction with Baxter and certain non-recurring expense reductions related to the final Baxter settlement.

Research and development expenses decreased by $1,757,000 or 78% from $2,266,000 for the three months ended March 31, 2001 to $509,000 for the three months ended March 31, 2002. The decrease was primarily the result of the Company's exit from its former cell processing business and shifting its focus exclusively to the development of therapeutic cellular drug products.

General and administrative expenses decreased by $299,000 or 19% from $1,602,000 in the first quarter of 2001 to $1,303,000 in the first quarter of 2002. This decrease was primarily the result of reduced expenses resulting from the sale of the Company's former cell processing business. These reductions had a lesser impact on general and administrative expenses since certain shared costs were allocated across a lesser number of functional areas and the fixed and semi-variable nature of certain costs included in general and administrative expenses.

Selling, marketing and distribution expenses, which were $2,629,000 in the first quarter of 2001, were eliminated as a result of the sale of the cell processing business in August 2001.

Amortization expense decreased by $988,000 from $1,017,000 for the quarter ended March 31, 2001 to $29,000 for the quarter ended March 31, 2002. This was the result of the Company's adoption of FAS 142 in the first quarter of 2002, which required that assets with indefinite useful lives, including goodwill, no longer be amortized.

Depreciation expense decreased by $474,000 or 55% from $867,000 in the quarter ended March 31, 2001 to $393,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to Baxter as a result of the August 2001 agreement and the decrease in the level of assets required as a result of the decreased scope of Company operations following this Transaction.

In the first quarter of 2002, the Company recognized non-recurring expense reductions in conjunction with the final settlement of the agreement with Baxter, including reimbursement from Baxter for transition services extended by the Company. No such transaction occurred in the prior year nor are similar transactions expected to occur in future periods.

Other income was $117,000 in the first quarter of 2002 compared to other income of $103,000 in the first quarter of 2001. The Company recognized royalty income of $98,000 from Baxter for royalties earned on sales occurring in the four months ended December 31, 2001 pursuant to terms of the asset purchase agreement. Such royalties are being recognized quarterly on a cash basis due to the Company's inability to reasonably estimate sales by Baxter upon which the royalties are based. Interest income declined from $180,000 in the three months ended March 31, 2001 to $19,000 in the comparable period of the current year due to the Company maintaining lower average cash balances and declines in the rates of return on cash and cash equivalents. Interest expense which was $67,000 in the three months ended March 31, 2001 did not recur in the comparable period of the current year as it related entirely to the Company's capital lease with Baxter which was terminated as part of the August 2001 agreement with Baxter.

The foregoing resulted in net income of $1,176,000 and a net loss applicable to common stock of $535,000 for the quarter ended March 31, 2002. This represented an increase in net income of $7,319,000 and a decrease in the net loss applicable to common stock of $7,249,000 or 93% from the quarter ended March 31, 2001. The Company does not expect to generate net income in future periods due to the non-recurring nature of certain transactions described above as well as the decision to wind down operations.

Liquidity and Capital Resources

The Company received a report from its independent auditors for the fiscal year ended December 31, 2001 containing an explanatory paragraph that describes the substantial doubt as to the Company's ability to continue as a going concern due to its recurring losses from operations, negative cash flow from operations and need for continued funding. As noted above, as a result of the Transaction substantially all of the Company's revenue-producing activities have ceased. As previously disclosed, existing cash and cash equivalents would have been insufficient to fund normal operations beyond June 2002. Consequently, after exploring other alternatives, the Company has elected to begin the immediate wind down of operations to extend liquidity sufficient to fund this wind down. The Company announced on May 15, 2002 that Nexell's Board of Directors has authorized management immediately to begin the orderly wind-down of Nexell's operations, including a headcount reduction from 23 permanent, full-time employees to three employees. In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company's financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets. The Company is considering alternatives available to it in effecting the wind-down which may involve liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell's outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $149 million, it is very unlikely there will be any remaining value available for distribution to the holders of Common Stock.

If the holders of the Series B Preferred Stock put their stock to Baxter as described in the November 24, 1999 Side Letter Agreement between the Company and Baxter or otherwise, the conversion price of the Series B Preferred Stock would be adjusted. Conversion of the Series B Preferred Stock at the adjusted conversion price would result in substantial dilution of the Common Stock and in Baxter owning substantially in excess of a majority of the outstanding Common Stock.

The Company had $6,177,000 in cash and cash equivalents as of March 31, 2002 as compared to $5,092,000 as of December 31, 2001. Working capital was $3,845,000 at March 31, 2002 as compared to $4,013,000 at December 31, 2001. The $1,085,000 increase in cash and cash equivalents in the first three months of 2002 primarily resulted from cash provided by investing activities of $2,146,000. This was partially offset by cash used in operating activities of $1,061,000. The overall increase in cash was principally attributable to certain transactions that are not expected to be recurring in nature and, accordingly, management does not consider the increase in cash during the quarter to be indicative of future results. These non-recurring items included the sale of inventory to Baxter, final settlement of the asset purchase agreement with Baxter and expense reductions in the first quarter of 2002 related to the final settlement. The decrease in working capital of $168,000 was primarily a result of the decrease in accounts payable and accrued expenses net of a decrease in related party receivables and inventory.

Net cash used in operations was $1,061,000 in the first three months of 2002 compared to $3,602,000 in the first three months of 2001, a decrease of $2,541,000. Operating cash used decreased in the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 as a result of the increase in net income net of the impact of the non-cash realization of deferred revenue and lower amortization and depreciation expense. In addition, timing factors affecting the balances in operating assets and liabilities contributed to a lower use of cash versus the comparable period of the prior year.

Net cash provided by investing activities was $2,146,000 in the first three months of 2002 compared to cash used in investing activities of $226,000 in the first three months of 2001. This difference was principally the result of cash proceeds from the asset sale to Baxter received as a result of the final settlement agreement in March 2002.

Net cash provided by financing activities was $3,715,000 in the three months ended March 31, 2001 compared to zero in the three months ended March 31, 2002. Cash provided by financing activities in the first three months of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,868,000 partially offset by payments on capital lease obligations of $153,000. The capital lease was cancelled as a result of the Baxter transaction and, accordingly, cash outflows related to these obligations will not recur in future periods and no equity proceeds were received in the first quarter of 2002.

Cash dividends are payable on the Company's Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and will be approximately $1,890,000 per year. The Company is considering the possibility of not paying the $945,000 dividend due on May 24, 2002 to preserve cash necessary to pay creditors and finance the orderly wind-down of the business.

During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy, maximum cash severance and related payments of approximately $311,000 and maximum performance and other bonuses of approximately $446,000 could have been payable in the future. Such amounts would be payable under certain conditions in the event of an employee's termination without cause and/or achievement of specific performance objectives. In addition, retention bonuses totaling $553,000 were earned on December 31, 2001 under this policy with payments made in January 2002. As a result of the determination to wind-down the Company's operations, no performance bonuses will be paid and maximum severance and related payments are anticipated to be $311,000. It is anticipated that retention bonuses will be offered to the remaining three employees with a maximum aggregate cap of $275,000.

The Company's Common Stock is currently traded on the Nasdaq National Market which imposes, among other requirements, listing maintenance standards, minimum bid and public float requirements. The Company's Common Stock has traded below one dollar since March 28, 2002. NASDAQ rules create the possibility that the Company's stock may be delisted in the future if the stock price does not trade above one dollar for certain time periods. Moreover, in light of the Company's determination to wind down operations, it is likely that NASDAQ will suspend or terminate trading of the Company's Common Stock and publicly-traded warrants. If the stock were delisted, the ability of the Company's shareholders to sell their Common Stock would be negatively impacted.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are "Forward Looking Statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the Company's ability to effect an orderly wind down of its operations; the Company's ability to resolve any claims against it; the Company's ability to sell its assets, particularly its intellectual property assets which may decline in value over time, to generate cash to satisfy its obligations; the Company's ability to generate any cash which could be distributed to its preferred shareholders; the Company's ability to retain the services of key employees to complete the wind-down; the Company's obligation to incur the expenses of complying with public company reporting requirements; the Company's ability to continue as a going concern; market demand for cell processing products; the Company's need for additional capital; the ability of the Company to maintain its listing of its publicly traded securities on Nasdaq; whether the Company will be able to enter into any business combination transactions; the potential substantial dilution to common stockholders in the event of any business combination or the Company's two series of Preferred Stock are converted to Common Stock; and any additional factors described from time to time in the Company's filings with the SEC) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company's operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

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

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively "Miltenyi"). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of which have proprietary rights associated with the Company's technology, have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany and Miltenyi Biotec, Inc. are contesting whether jurisdiction over them is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for partial summary judgment of non-infringement of the patents, on the ground that AmCell's current activities are exempt from liability for infringement under the clinical trial "safe harbor" provision provided by 35 U.S.C. ss. 271(e)(1). The Company opposed this motion and itself moved for partial summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell's activities are exempt from infringement under the safe harbor provision, choosing instead to defer such resolution to the United States Food and Drug Administration ("FDA"). The court further indicated, however, that the Company could revisit these issues with the court depending on the FDA's response to its consideration of these issues. Therefore, while recognizing the Company's right to renew its claim for relief depending on the FDA's actions, the court granted AmCell's motion for summary judgment and denied the Company's motion for summary judgment. Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein. Also, following entry of the court's order, inquiry was made at the FDA concerning the court's invitation to the FDA to resolve the question of whether particular activities of defendants are exempt from infringement under the relevant patent laws. Thereafter, the Company received notification from the FDA that the FDA declines to address the issues raised in the court's order.

In an opinion dated April 19, 2002 clarifying its earlier opinion and order, the court ruled that certain of AmCell's activities were exempt from liability under ss. 271(e)(1), and that partial summary judgment was properly granted to AmCell as to those activities. However, the court also clarified that it had not considered or issued any ruling on the question whether certain other activities of AmCell were authorized by a license from Becton Dickinson. The court amended its order of April 23, 2001 to clarify this point. The court also authorized the Company to proceed with discovery on this issue.

Pursuant to the consummation of the asset purchase agreement with Baxter, the Company granted Baxter the exclusive right to maintain, continue to prosecute, enforce and settle this lawsuit.

Item 2.  Changes in Securities and Use of Proceeds.

Not applicable.


Item 3.  Defaults Upon Senior Securities.

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.  Other Information.

In May 2002, Victor Schmitt resigned as a Director of the Company.

Item 6.   Exhibits and Reports on Form 8-K.

    (a) Exhibits
        --------
            2.4     Asset Purchase  Agreement dated October 10, 1997 by and
                    among Baxter Healthcare Corporation ("Baxter"), the Company and NCI(1)
            2.5     Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (2)
            2.6     Securities Agreement dated as of November 24, 1999 among the
                    Company and the Purchasers named in Schedule I thereto
                    (certain schedules are omitted and the Company agrees to
                    furnish supplementally a copy to the Commission upon
                    request) (3)
            2.7     Asset Purchase Agreement dated as of August 3, 2001 among
                    the Company, Nexell California and Baxter (schedules are
                    omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the Company agrees to furnish
                    supplementally a copy of any schedule to the Commission upon request) (4)
            3.1     The Company's Amended and Restated Certificate of
                    Incorporation as amended to date (5)
            3.2     The Company's Amended and Restated By-Laws as amended to
                    date (6)
            4.4     Warrant Agreement dated June 17, 1996 between the Company
                    and American Stock Transfer & Trust Company (7)
            4.5     The Certificate of Amendment of the Certificate of
                    Incorporation of the Company filed with the Delaware
                    Secretary of State on December 16, 1997 creating the Series
                    A Preferred Stock and amendments subsequent thereto
                    (included in Exhibit 3.1 above)
            4.6     The Certificate of Amendment of the Certificate of
                    Incorporation of the Company filed with the Delaware
                    Secretary of State on May 25, 1999 modifying the Series A
                    Preferred Stock (included in Exhibit 3.1 above)
            4.7     The Company's Series 1 6 1/2% Convertible  Subordinated
                    Debenture Due November 30, 2004 issued May 28, 1999 to
                    Baxter (8)
            4.8     The Company's Series 2 6 1/2% Convertible  Subordinated
                    Debenture Due November 30, 2004 issued May 28, 1999 to
                    Baxter (8)
            4.9     The Company's Certificate of Designation filed with the
                    Delaware Secretary of State on November 24, 1999 creating
                    the Series B Preferred Stock (included in Exhibit 3.1 above)
            10.109  Sublease Agreement dated March 1, 2002 between the Company          Electronically
                    and Kadmus Pharmaceuticals, Inc.                                    herewith
            10.110  Non-Incentive Stock Option Agreement dated November 12, 2001        Electronically
                    between the Company and Daniel Levitt                               herewith

           (1)      Filed as the same numbered Exhibit to the Company's Current
                    Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
           (2)      Filed as the same numbered Exhibit to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
           (3)      Filed as the same numbered Exhibit to the Company's Current
                    Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
           (4)      Filed as the same numbered Exhibit to the Company's Current
                    Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.
           (5) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000
                    (Registration Number 333-40860), and incorporated herein by reference thereto.
           (6)      Filed as the same numbered Exhibit to the Company's
                    Quarterly Report on Form 10-Q for the quarter ended
                    June 30, 2000 and incorporated herein by reference thereto.
           (7)      Filed as the same numbered Exhibit to the Company's Annual
                    Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
           (8)      Filed as the same numbered Exhibit to the Company's Current
                    Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.

    (b) Reports on Form 8-K:
        -------------------

            Not applicable

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 2002

                                NEXELL THERAPEUTICS INC.
                                 a Delaware Corporation
                                      (Registrant)

                            By: /s/ William A. Albright, Jr.
                               -------------------------------------------------
                               William A. Albright, Jr.
                               Chief Executive Officer and Chief Financial
                               Officer (principal financial officer and
                               authorized to sign on behalf of the Registrant)

                   INDEX TO EXHIBITS

   Exhibit
   Number            Description                                                                            Method of Filing
   ------            -----------                                                                            ----------------
2.4                  Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare
                     Corporation ("Baxter"), the Company and NCI(1)
2.5                  Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the
                     Company and NCI(2)
2.6                  Securities Agreement dated as of November 24, 1999 among the Company and the
                     Purchasers named in Schedule I thereto (certain schedules are omitted and the
                     Company agrees to furnish supplementally a copy to the Commission upon request)
                     (3)
2.7                  Asset Purchase Agreement dated as of August 3, 2001 among
                     the Company, Nexell California and Baxter (schedules are
                     omitted from this agreement and Exhibits 10.89 through
                     10.96 filed herewith, and the Company agrees to furnish
                     supplementally a copy of any schedule to the Commission
                     upon request) (4)
3.1                  The Company's Amended and Restated Certificate of Incorporation as amended to date (5)
3.2                  The Company's Amended and Restated By-Laws as amended to date (6)
4.4                  Warrant Agreement dated June 17, 1996 between the Company and American Stock
                     Transfer & Trust Company (7)
4.5                  The Certificate of Amendment of the Certificate of
                     Incorporation of the Company filed with the Delaware
                     Secretary of State on December 16, 1997 creating the Series
                     A Preferred Stock and amendments subsequent thereto
                     (included in Exhibit 3.1 above)
4.6                  The Certificate of Amendment of the Certificate of Incorporation of the Company
                     filed with the Delaware Secretary of State on May 25, 1999 modifying the Series A
                     Preferred Stock (included in Exhibit 3.1 above)
4.7                  The Company's Series 1 6 1/2% Convertible Subordinated Debenture Due November 30,
                     2004 issued May 28, 1999 to Baxter (8)
4.8                  The Company's Series 2 6 1/2% Convertible Subordinated Debenture Due November 30,
                     2004 issued May 28, 1999 to Baxter (8)
4.9                  The Company's Certificate of Designation filed with the Delaware Secretary of
                     State on November 24, 1999 creating the Series B Preferred Stock (included in
                     Exhibit 3.1 above)
10.109               Sublease Agreement dated March 1, 2002 between the Company and Kadmus               Electronically
                     Pharmaceuticals, Inc.                                                               herewith
10.110               Non-Incentive Stock Option Agreement dated November 12, 2001 between the Company    Electronically
                     and Daniel Levitt                                                                   herewith

            (1) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
            (2) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
            (3) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
            (4) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.
            (5) Filed as Exhibit 4.1 to the Company's registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.
            (6) Filed as the same numbered Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended
                     June 30, 2000 and incorporated herein by reference thereto.
            (7) Filed as the same numbered Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
            (8) Filed as the same numbered Exhibit to the Company's Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.