Form 10-Q
period 2002-06-30
NEXELL THERAPEUTICS INC
filed 2002-08-14
CIK 864009

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-19153

NEXELL THERAPEUTICS INC.
(Exact name of Registrant as specified in its Charter)

Delaware	06-1192468
(State or other jurisdiction of Incorporation or organization	(IRS. Employer Identification No.

9 Parker, Irvine, CA 92618
(Address of principal executive offices)

Registrant’s telephone number, including area code: (949) 470-9011

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The aggregate number of Registrant’s shares of Common Stock, $.001 par value, outstanding on August 8, 2002 was 20,940,509 shares.

NEXELL THERAPEUTICS INC.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements

NEXELL THERAPEUTICS INC. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$3,653,000	$5,092,000
Trade receivables	—	20,000
Receivables from related party	—	1,423,000
Inventory—finished goods	—	286,000
Short term marketable securities	832,000	1,143,000
Other current assets	107,000	1,188,000

Total current assets	4,592,000	9,152,000
Fixed assets, net	608,000	1,625,000
Intangible assets, net	1,000,000	32,737,000
Other assets	—	1,000,000

Total assets	$6,200,000	$44,514,000

LIABILITIES
Current liabilities:
Accounts payable	$286,000	$1,483,000
Accrued expenses	2,720,000	3,206,000
Deferred revenue—current portion	—	450,000

Total current liabilities	3,006,000	5,139,000
Deferred revenue—non current portion	—	1,125,000

Total liabilities	3,006,000	6,264,000
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
Series A; 83,705 issued and outstanding at June 30, 2002 and December 31, 2001 (liquidation value $86,402,000 and $83,912,000)	100	100
Series B; 63,000 issued and outstanding at June 30, 2002 and December 31, 2001 (liquidation value $64,144,000 and $63,194,000)	100	100
Common stock; $.001 par value, 80,000,000 shares authorized, 20,940,509 shares issued and outstanding at June 30, 2002 and December 31, 2001	21,000	21,000
Additional paid-in capital	262,081,800	262,081,800
Accumulated other comprehensive income	660,000	971,000
Accumulated deficit	(259,569,000)	(224,824,000)

Total shareholders’ equity	3,194,000	38,250,000

Total liabilities and shareholders’ equity	$6,200,000	$44,514,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Product sales	$—	$4,816,000	$1,465,000	$9,543,000
Realization of deferred revenue	—	113,000	1,575,000	225,000

Total revenue	—	4,929,000	3,040,000	9,768,000
Cost of goods sold	—	2,748,000	286,000	5,452,000

Gross profit	—	2,181,000	2,754,000	4,316,000

Operating expenses:
Research and development	302,000	1,489,000	811,000	3,755,000
General and administrative	886,000	1,175,000	2,189,000	2,777,000
Selling, marketing and distribution	—	2,381,000	—	5,010,000
Goodwill and intangible assets amortization	29,000	1,016,000	58,000	2,033,000
Depreciation	253,000	763,000	646,000	1,630,000
Asset impairment charge	33,592,000	—	33,592,000	—
Expense reductions related to Baxter settlement	—	—	(539,000)	—

Total operating expenses	35,062,000	6,824,000	36,757,000	15,205,000

Operating loss	(35,062,000)	(4,643,000)	(34,003,000)	(10,889,000)

Other (income) expenses:
Royalty, licensing and other related income	(75,000)	—	(173,000)	—
Interest income	(17,000)	(111,000)	(36,000)	(292,000)
Interest expense	—	70,000	—	137,000
Other, net	—	52,000	—	63,000

Total other (income) expenses	(92,000)	11,000	(209,000)	(92,000)

Net loss	(34,970,000)	(4,654,000)	(33,794,000)	(10,797,000)
Preferred stock dividends	(1,730,000)	(1,654,000)	(3,441,000)	(3,295,000)

Net loss applicable to common stock	$(36,700,000)	$(6,308,000)	$(37,235,000)	$(14,092,000)

Basic and diluted loss per share	$(1.75)	$(0.30)	$(1.78)	$(0.69)

Weighted average number of shares of common stock outstanding-basic and diluted	20,941,000	20,935,000	20,941,000	20,450,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net loss	$(33,794,000)	$(10,797,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704,000	3,717,000
Noncash compensation	—	28,000
Loss from disposal of equipment	—	107,000
Realization of deferred revenue	(1,575,000)	(225,000)
Asset impairment charge	33,592,000	—
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	20,000	(1,254,000)
Increase in receivable from related party	(678,000)	(37,000)
Decrease in inventory	286,000	721,000
(Increase) decrease in other current assets and other assets	474,000	(1,007,000)
Decrease in accounts payable and accrued expenses	(2,633,000)	(173,000)
Increase in accounts payable to related party	—	1,210,000

Net cash used in operating activities	(3,604,000)	(7,710,000)

Cash flows from investing activities:
Purchases of equipment	(23,000)	(584,000)
Proceeds from sales of equipment	87,000	53,000
Proceeds from asset sale to Baxter	2,101,000	—

Net cash provided by (used in) investing activities	2,165,000	(531,000)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,867,000
Payment of preferred dividends	—	(945,000)
Repayment of capital leases	—	(310,000)

Net cash provided by financing activities	—	2,612,000

Effect of exchange rate changes on cash	—	(425,000)

Net decrease in cash and cash equivalents	(1,439,000)	(6,054,000)

Cash and cash equivalents at beginning of period	5,092,000	12,119,000

Cash and cash equivalents at end of period	$3,653,000	$6,065,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$137,000
Cash paid for income taxes	$1,000	$22,000
Non-cash investing and financing activities:

•
The Company recognized a net unrealized loss on securities held for investment of $311,000 and a net unrealized gain of $943,000 in the six months ended June 30, 2002 and 2001, respectively, which are included as a component of comprehensive loss.

The accompanying notes are an integral part of the condensed consolidated financial statements

NEXELL THERAPEUTICS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(unaudited)

(1)    Financial Statement Presentation

The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. (“Nexell”) and subsidiaries (collectively, the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented. Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. However, management believes that the disclosures are adequate to make the information presented not misleading. These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company has suffered recurring losses from operations and negative cash flows from operations and has an accumulated deficit of $259,569,000 at June 30, 2002. These recurring losses and negative cash flows from operations and the need for continued funding raise substantial doubt about the Company’s ability to continue as a going concern. On May 15, 2002, Nexell announced that its Board of Directors had authorized the orderly wind-down of Nexell’s operations (see Note 10). The accompanying unaudited financial statements include certain adjustments based on the anticipated recoverability and classification of assets and the amounts and classification of liabilities due to the Company’s decision to cease operations.

(2)    Principles of Consolidation

These condensed consolidated financial statements include the accounts of Nexell, Nexell of California, Inc. (“NCI” or “Nexell California”) and its subsidiaries, VIMRX Genomics, Inc. (“VGI”), Innovir Laboratories, Inc. (“Innovir”) and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

(3)    Comprehensive Loss

Comprehensive loss consists of net loss, net unrealized loss on investment securities and foreign currency translation adjustments and is presented in the table below. Accumulated other comprehensive loss is included as a component of shareholders’ equity.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net loss	$(34,970,000)	$(4,654,000)	$(33,794,000)	$(10,797,000)
Translation adjustment	—	(250,000)	—	(424,000)
Net unrealized gain (loss) in investment securities	(123,000)	300,000	(311,000)	(943,000)

Total comprehensive loss	$(35,093,000)	$(4,604,000)	$(34,105,000)	$(12,164,000)

The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income was $(23,000) at June 30, 2002 and December 31, 2001, respectively. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive income was $683,000 and $994,000 at June 30, 2002 and December 31, 2001, respectively.

No income tax expense or benefit was allocated to the foreign currency translation adjustments or to the net unrealized loss in investments recorded in 2002 and 2001 due to the Company’s significant net operating loss tax carryforwards.

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

Stock options and warrants, excluding Class A performance warrants, to purchase 3,631,652 and 4,599,377 shares of Nexell Common Stock (“Common Stock”) were outstanding at June 30, 2002 and 2001, respectively. Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented.

(5)    Investments

The Company owns 457,143 shares of the common stock of Epoch Biosciences, Inc., representing an approximately 2% ownership at June 30, 2002. Included in comprehensive loss for the six months ended June 30, 2002 is the unrealized loss recorded for this investment to adjust to fair market value at June 30, 2002. The above investment is included in “short term marketable securities” on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security at fair value, with the unrealized gain reported as a component of accumulated other comprehensive income.

(6)    Geographic Information

The Company operated in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Effective with the completion of the Baxter transaction (see Note 7) on August 31, 2001, substantially all assets are now held and all operations are now conducted in the United States. As a result of this transaction substantially all of the Company’s revenue-producing activities ceased, and the Company focused on development of proprietary cellular therapy products until the decision to wind down operations in May 2002 (See Note 10). Summary comparative operating results for the United States and the rest of the world follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues by Geographic Area:
United States	$—	$2,824,000	$3,040,000	$5,561,000
Europe	—	1,516,000	—	3,287,000
Rest of World	—	589,000	—	920,000

	$—	$4,929,000	$3,040,000	$9,768,000

Operating loss by Geographic Area:
United States	$35,062,000	$3,161,000	$34,003,000	$7,548,000
Europe	—	1,091,000	—	2,697,000
Rest of World	—	391,000	—	644,000

	$35,062,000	$4,643,000	$34,003,000	$10,889,000

(7)    Agreement with Baxter Healthcare Corporation (“Baxter”) and Business Restructure

In 2001, the Company and Baxter agreed to transfer the cell processing products distribution business to Baxter to allow NCI to focus on the development of cell based products. In August 2001, the Company and Baxter entered into a series of agreements pursuant to which, among other things, the Company licensed to Baxter on an exclusive worldwide basis the sales, marketing and distribution rights for Isolex® and the Company’s other Toolbox products (the “Transaction”).

Pursuant to an asset purchase agreement, Baxter purchased from the Company finished goods inventory of the cell processing products distribution business, trade accounts receivable of the cell processing products distribution business, certain fixed assets of NCI relating to the cell processing products business, and all books, records, files and papers relating to the purchased assets. NCI assigned to Baxter the ownership of the regulatory applications and submissions to the FDA and other state, local and foreign regulatory authorities relating to the cell processing products, though Nexell retained the right of reference to the regulatory files and all data contained therein. The Company also sold to Baxter all shares of stock or other equity interests in Nexell International. In addition, certain Nexell personnel transferred to Baxter. Pursuant to a supply agreement, Baxter agreed to continue to supply Nexell with the cell processing products marketed, sold and distributed by Baxter for Nexell’s internal use in the development of Nexell’s therapeutic cellular drugs.

The purchase price for the transferred assets was equal to the book value of the finished goods inventory and other transferred assets plus the net book value of Nexell International. Approximately $2.6 million of the purchase price was paid at the August 31, 2001 closing and the Company received an additional payment on March 19, 2002 of approximately $2.1 million based on adjustments for final settlement of the closing balance sheet in accordance with the terms of the agreement. In addition, Baxter purchased additional inventory for approximately $1,465,000 in February 2002 that had not been included as part of the initial assets purchased. These proceeds were partially offset by the net amount of $716,000 representing the Company’s collections on behalf of Baxter of purchased trade receivables net of the Company’s payment of certain expenses on Baxter’s behalf during the period following the closing. These payments represented final settlement of the asset purchase agreement and it is expected that there will be no future transactions of this nature related to the Transaction. As part of the Transaction, Baxter agreed to pay to NCI an earned royalty on “Net Sales” as defined, of the cell processing products sold by Baxter.

Upon closing of the Transaction, substantially all of the Company’s current revenue-producing activities ceased, and the Company focused on development of new therapeutic cellular drugs.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

The Company adopted the provisions of SFAS 142 on January 1, 2002 which did not result in a negative impact on the Company’s consolidated financial statements. As a result of the Company’s decision to wind down operations in May 2002, management has determined that goodwill was impaired and remaining unamortized goodwill was written down to zero as of June 30, 2002. The decision to wind down operations also resulted in the impairment of certain other intangible and other assets. Effective with the decision to wind down operations, the Company has adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management continues to explore transactions that may maximize cash value of intangibles and other assets and any associated gain will be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to current earnings rather that as a cumulative effect of a change in accounting principle. At June 30, 2002, the components of intangibles and goodwill and certain other related information were as follows:

	June 30, 2002		December 31, 2001
	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization
Amortized Intangible Assets:
Licenses and other	$1,760,000	$1,760,000	$1,711,000	$1,161,000

	1,760,000	1,760,000	1,711,000	1,161,000
Unamortized Intangible Assets:
Goodwill	36,075,000	36,075,000	36,075,000	10,954,000
Patents and trademarks	10,230,000	9,230,000	10,230,000	3,164,000

	$48,065,000	$47,065,000	$48,016,000	$15,279,000

Aggregate amortization expense for amortized intangible assets for the quarters ended June 30, 2002 and 2001 was $29,000 and $27,000, respectively.

Estimated amortization expense for each of the years ending December 31, 2002 through December 31, 2006 is $120,000.

Pro forma financial information related to the adoption of SFAS 142 is as follows:

	For the Quarters Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Net loss applicable to common stock	$36,700,000	$6,308,000	$37,235,000	$38,510,000
Add back:
Goodwill, patent and trademark amortization	—	989,000	—	1,980,000

Adjusted net loss applicable to common stock	$36,700,000	$5,319,000	$37,235,000	$12,112,000

Basic and diluted loss per share:
Net loss per share	$1.75	$0.30	$1.78	$0.69
Goodwill, patent and trademark amortization	—	0.05	—	0.10

Adjusted net loss per share	$1.75	$0.25	$1.78	$0.59

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

The Company was required to and did adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 had no effect on the Company’s financial statements at the date of adoption. The impacts of the decision to wind down operations in May 2002 are reflected in the financial statements under the provisions of SFAS 144.

(9)    Sub-Lease Agreement and Lease Assignment

In March 2002, the Company executed a sublease for a portion of its Irvine, California facility with Kadmus Pharmaceuticals, Inc. for a monthly base rent of $16,472 with a lease term expiring on November 30, 2004. Prior to receiving an executed consent for assignment by the Company’s landlord and by mutual consent this sub-lease agreement was cancelled by the parties when the Company announced its intent to wind down operations.

On May 31, 2002, the above lease was assigned to a third party. As a result the Company has no further obligations under this lease agreement.

(10)    Wind Down of Operations

As announced by the Company on May 15, 2002, Nexell’s Board of Directors authorized management to immediately begin the orderly wind-down of Nexell’s operations, including a headcount reduction from 23 permanent, full-time employees to three employees. At June 30, 2002, two full-time employees remained with the Company. In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets. The Company is considering alternatives available to it in effecting the wind-down which may involve liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell’s outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $151 million, absent the consent of the preferred shareholders there will be no remaining value available for distribution to the holders of Common Stock. There have been discussions with the holders of the Company’s Preferred Stock about a possible limited cash distribution to holders of Common Stock but no agreement has been reached and there can be no assurance of such an agreement. Since this announcement the Company has focused on paying creditor obligations, reducing and eliminating future commitments, selling certain fixed assets and exploring the liquidation of other assets.

Effective with the decision to wind down operations, the Company adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management continues to explore transactions that may maximize cash value of intangibles and other assets and any associated gain will be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to current earnings rather that as a cumulative effect of a change in accounting principle. The following reductions in asset values are included as components of the asset impairment charge recorded in the second quarter of 2002:

Goodwill	$25,122,000
Other intangible assets	6,606,000
Other assets	1,000,000
Other current assets	556,000
Fixed assets	308,000

Total asset impairment charge	$33,592,000

The Company expects to incur additional costs related to the wind down of operations in future periods that may have an adverse impact on future liquidity. Such costs include but are not limited to continued salary and other normal operating costs, legal, accounting and consulting costs and SEC and other regulatory and government compliance costs. The Company believes, based on current information and estimates, that cash on hand combined with proceeds expected from the liquidation of remaining assets, would be sufficient to fund the wind down of operations and meet creditor obligations.

(11)    Series B Preferred Dividend Default

Semi-annual cash dividends on the Company’s Series B Preferred Stock totaling $945,000 became due on May 24, 2002. The Company determined not to pay the dividend at this time and a penalty of 6% per annum is accruing on the unpaid dividend amount.

(12)    NASDAQ Notification

On May 23, 2002, the Company announced that it had received a notification from NASDAQ that its common stock had failed to maintain a minimum bid price of $1.00 over the last thirty consecutive trading days, as required by the Nasdaq National Market Marketplace Rules. The Company has until August 19, 2002 to regain compliance or written notification will be given that the Company’s securities will be delisted. The Company has the right to appeal such a decision; however the Company believes it will not be able to regain compliance with these listing requirements. The Company also has been advised by NASDAQ that its Common Stock fails to meet the minimum market value of publicly held shares of $5 million as required by Nasdaq National Market Marketplace Rules. If the Company’s securities are delisted, the ability of stockholders to obtain price quotations and buy and sell shares may be materially impaired. It is possible that the Common Stock may be eligible for trading on the OTC bulletin board.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

As announced on May 15, 2002, the Company’s Board of Directors authorized management to immediately commence an orderly wind-down of Company operations, including a headcount reduction from 23 permanent full-time employees to 3 employees. One of these employees has since resigned. Such a decision was deemed in the best interests of the Company based on several factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital of to effect a business combination or sale of assets. See Note 10 to the Condensed Consolidated Financial Statements. The Company has retained Odyssey Capital Group, LLC to provide financial advisory services in connection with the wind down.

Since this announcement the Company has focused on paying creditor obligations, reducing and eliminating future commitments and exploring the liquidation of assets. The Company has significantly reduced creditor obligations and believes that it is substantially current on all such obligations. The Company also completed the assignment of its facility lease which represented its largest fixed commitment. Subsequent to June 30, 2002, the Company completed the sale of certain fixed assets for $378,000 to a third party. Current plans are to liquidate remaining fixed assets, inventories and supplies through an auction. The Company continues to engage in discussions regarding the potential sale of intangible and other assets; however, no sales agreements have been entered into at this time.

Effective with the decision to wind down operations, the Company adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management continues to explore transactions that may maximize cash value of intangibles and other assets and any associated gain will be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to current earnings rather that as a cumulative effect of a change in accounting principle. The following reductions in asset values are included as components of the asset impairment charge recorded in the second quarter of 2002:

Goodwill	$25,122,000
Other intangible assets	6,606,000
Other assets	1,000,000
Other current assets	556,000
Fixed assets	308,000

Total asset impairment charge	$33,592,000

On August 31, 2001 the Company and NCI (together, the “Nexell Group”) completed the sale to Baxter of certain assets and liabilities of the Nexell Group’s cell processing business (including trade receivables, inventory and fixed assets and all of the stock of the Company’s wholly owned subsidiary, Nexell International Sprl) as well as worldwide sales, marketing and distribution rights for the related products (including the Isolex® 300i Magnetic Cell Selection System) for a purchase price of $4,687,000, and royalties on future product sales (the “Transaction”). At closing, $2,586,000 of the purchase price was paid and the balance was paid in March 2002 pursuant to a final settlement agreement that was entered into to resolve certain disagreements between the parties. Pursuant to the Transaction, Baxter offered certain Nexell Group employees positions with Baxter. Consistent with the Nexell Group’s streamlined business plans, the Company’s permanent workforce was reduced to 24 employees from 105 at December 31, 2000.

As a result of the Transaction, substantially all of the Company’s revenue-producing activities ceased, and the Company focused on development of proprietary cellular therapy products.

The Transaction was effected pursuant to the terms of an Asset Purchase Agreement dated August 3, 2001 among the Company, NCI and Baxter (“Asset Purchase Agreement”); a Distribution and License Agreement dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the First BD Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Second BD Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Dorken Sublicense dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Public Health Service Biological Materials License dated August 31, 2001 between Baxter and NCI; a Sublicense Agreement of the Diaclone Monoclonal Antibody License dated August 31, 2001 between Baxter and NCI; an Employee Lease Agreement dated August 31, 2001 among Baxter, the Company and NCI; and a Supply Agreement dated August 31, 2001 between Baxter and NCI.

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

The asset purchase price receivable was offset by $716,000 due to the net effect of payments made and receipts collected by Nexell on Baxter’s behalf subsequent to closing of the Transaction. In addition, in February 2002, Baxter purchased and paid for additional inventory that had originally been excluded from the Transaction for cash consideration of $1,465,000. An additional $150,000 was paid to Nexell for its provision of extended transition services to Baxter.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Therefore, on an ongoing basis, the Company evaluates its estimates, including assessing the valuation of intangible and other assets.

The Company considers the valuation of non-monetary assets to be the critical accounting policy that is important to the portrayal of the Company’s financial condition and results of operations.

The Company evaluates goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets Assets (“SFAS 142”). The Company was required to and did adopt the provisions of SFAS 142 effective January 1, 2002. The adoption of SFAS 142 had no effect on the Company’s financial statements. As a result of the Company’s decision to wind-down operations in the second quarter of 2002, the Company considered its remaining goodwill to be impaired and remaining unamortized goodwill was written down to zero.The Company also wrote down certain assets to what management believes represents potential liquidation value based on evaluations to date. Any future gain on the sale of such assets will be recognized when realized and assets will be reevaluated for further potential impairment quarterly

Three Months Ended June 30, 2002 and 2001

The Company had no revenue for the quarter ended June 30, 2002, compared to $4,929,000 for the quarter ended June 30, 2001. Effective with the close of the Transaction with Baxter on August 31, 2001, substantially all product revenues were eliminated.

There was no gross profit for the quarter ended June 30, 2002 versus $2,181,000 for the quarter ended June 30, 2001. This decrease was the result of the elimination of product sales arising from the Transaction. The Company does not expect to generate product sales or gross profit in future periods.

Total operating expenses were $35,062,000 for the three months ended June 30, 2002, an increase of $28,238,000 over the quarter ended June 30, 2001. This increase was primarily due to a $33,592,000 charge for impairment of goodwill and other intangible and other assets as a result of the Company’s decision to wind down operations. This was partially offset by headcount reductions resulting from the Company’s exit from its former sales, marketing and distribution activities upon completion of the Transaction.

Research and development expenses decreased by $1,187,000 or 80% from $1,489,000 for the three months ended June 30, 2001 to $302,000 for the three months ended June 30, 2002. The decrease was primarily the result of the Company’s exit from its former cell processing business and shifting its focus exclusively to the development of therapeutic cellular drug products until commencing the wind down of operations in May 2002.

General and administrative expenses decreased by $289,000 or 25% from $1,175,000 in the second quarter of 2001 to $886,000 in the second quarter of 2002. This decrease was primarily the result of headcount reductions associated with the Transaction in August 2001 and the decision to wind down operations in May 2002. Reserves for retention bonuses earned at December 31, 2001 and severance and related amounts paid out at the time of the headcount reductions were accrued in previous quarters and thus did not impact the quarter ended June 30, 2002.

Selling, marketing and distribution expenses, which were $2,381,000 in the second quarter of 2002, were eliminated as a result of the sale of the cell processing business in August 2001.

Amortization expense decreased by $987,000 from $1,016,000 for the quarter ended June 30, 2001 to $29,000 for the quarter ended June 30, 2002. This was the result of the Company’s adoption of SFAS 142 in the first quarter of 2002, which required that assets with indefinite useful lives, including goodwill, no longer be amortized.

Depreciation expense decreased by $510,000 or 67% from $763,000 in the quarter ended June 30, 2001 to $253,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to Baxter as a result of the August 2001 agreement and the decrease in the level of assets required as a result of the decreased scope of Company operations following the Transaction.

In the second quarter of 2002, the Company recognized a loss on the impairment of goodwill and other intangible and other assets of $33,592,000. These assets were written down as a result of the Company’s decision in May 2002 to wind down operations and the Company’s intent to liquidate all such assets.

Other income was $92,000 in the second quarter of 2002 compared to other expense of $11,000 in the second quarter of 2001. The Company recognized royalty income of $75,000 from Baxter for royalties earned on sales pursuant to terms of the Asset Purchase Agreement. Such royalties are being recognized quarterly on a cash basis due to the Company’s inability to reasonably estimate sales by Baxter upon which the royalties are based. Interest income declined from $111,000 in the three months ended June 30, 2001 to $17,000 in the comparable period of the current year due to the Company maintaining lower average cash balances and declines in the rates of return on cash and cash equivalents. Interest expense, which was $70,000 in the three months ended June 30, 2001, did not recur in the comparable period of the current year as it related entirely to the Company’s capital lease with Baxter which was terminated as part of the Transaction.

The foregoing resulted in a net loss of $34,970,000 and a net loss applicable to common stock of $36,700,000 for the quarter ended June 30, 2002. This represented an increase in net loss of $30,316,000 and an increase in the net loss applicable to common stock of $30,392,000 from the quarter ended June 30, 2001. The Company does not expect to generate net income in future periods due to the decision to wind-down operations.

Six Months Ended June 30, 2002 and 2001

Revenue was $3,040,000 for the six months ended June 30, 2002, a decrease of $6,728,000 or 69% from $9,768,000 for the six months ended June 30, 2001. Effective with the close of the transaction with Baxter on August 31, 2001, substantially all product revenues were eliminated. Included in revenue for the six months ending June 30, 2002 was $1,465,000 related to the purchase of inventory by Baxter that was not included among the assets purchased pursuant to the August 2001 Asset Purchase Agreement. In addition, the Company recognized revenue of $1,575,000 as a result of the realization of deferred revenue. This related to a distribution agreement assigned to Baxter as a result of the Transaction. The Company was amortizing this amount into revenue over the term of the underlying agreement as the settlement with Baxter was not finalized until March 2002. It is not expected that transactions similar to either of these will recur in future periods.

Gross profit was $2,754,000 or 91% for the six months ended June 30, 2002, a decrease of $1,562,000 from $4,316,000 or 44% for the six months ended June 30, 2001. Current year gross profit was the result of the sale of the Company’s inventory, which had a total book value of $286,000, to Baxter as described above. The Company does not expect to generate product sales or gross profit in future periods.

Total operating expenses were $36,757,000 for the six months ended June 30, 2002, an increase of $21,552,000 over the six months ended June 30, 2001. This increase was primarily due to the $33,592,000 charge related to the impairment of goodwill resulting from the decision to wind down operations. This amount was partially offset by headcount reductions resulting from the Company’s exit from its former sales, marketing and distribution activities upon completion of the Transaction with Baxter and certain non-recurring expense reductions related to the final Baxter settlement.

Research and development expenses decreased by $2,944,000 or 78% from $3,755,000 for the six months ended June 30, 2001 to $811,000 for the six months ended June 30, 2002. The decrease was primarily the result of the Company’s exit from its former cell processing business and shifting its focus exclusively to the development of therapeutic cellular drug products prior to commencement of the operational wind down.

General and administrative expenses decreased by $588,000 or 21% from $2,777,000 in the first six months of 2001 to $2,189,000 in the first six months of 2002. This decrease was primarily the result of headcount reductions associated with the Transaction in August 2001 and the decision to wind down operations in May 2002. Reserves for retention bonuses earned at December 31, 2001 and severance and related amounts paid out at the time of the headcount reductions were accrued in previous quarters and thus did not impact the quarter ended June 30, 2002. The reduced scope of operations resulted in fixed expenses such as facility costs, insurance and similar items being allocated across a lesser number of functional areas and as a result general and administrative expenses did not decline at rates comparable to other functional areas.

Selling, marketing and distribution expenses, which were $5,010,000 in the six months ended June 30, 2001, were eliminated as a result of the sale of the cell processing business in August 2001.

Amortization expense decreased by $1,975,000 from $2,033,000 for the six months ended June 30, 2001 to $58,000 for the six months ended June 30, 2002. This was the result of the Company’s adoption of SFAS 142 in the first quarter of 2002, which required that assets with indefinite useful lives, including goodwill, no longer be amortized.

Depreciation expense decreased by $984,000 or 60% from $1,630,000 in the six months ended June 30, 2001 to $646,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to Baxter as a result of the Asset Purchase Agreement and the decrease in the level of assets required as a result of the decreased scope of Company operations following the Transaction.

The Company recognized a charge of $33,592,000 in the six months ended June 30, 2002 as a result of the decision to wind down operations and the write down of goodwill and other intangibles and other assets to estimated minimum liquidation values. No such transaction occurred in the prior year nor are similar transactions expected to occur in future periods.

In the first six months of 2002, the Company recognized non-recurring expense reductions in conjunction with the final settlement of the agreement with Baxter, including reimbursement from Baxter for transition services extended by the Company. No such transaction occurred in the prior year nor are similar transactions expected to occur in future periods.

Other income was $209,000 in the first six months of 2002 compared to $92,000 in the first six months of 2001. The Company recognized royalty income of $173,000 from Baxter for royalties earned on sales occurring in the seven months ended March 31, 2002 pursuant to terms of the asset purchase agreement. Such royalties are being recognized quarterly on a cash basis due to the Company’s inability to reasonably estimate sales by Baxter upon which the royalties are based. Interest income declined from $292,000 in the six months ended June 30, 2001 to $36,000 in the comparable period of the current year due to the Company maintaining lower average cash balances and declines in the rates of return on cash and cash equivalents. Interest expense, which was $137,000 in the six months ended June 30, 2001, did not recur in the comparable period of the current year as it related entirely to the Company’s capital lease with Baxter which was terminated as part of the August 2001 agreement with Baxter.

The foregoing resulted in a net loss of $33,794,000 and a net loss applicable to common stock of $37,235,000 for the six months ended June 30, 2002. This represented an increase in net loss of $22,997,000 and an increase in the net loss applicable to common stock of $23,143,000 from the six months ended June 30, 2001. The Company does not expect to generate net income in future periods due to the non-recurring nature of certain transactions described above as well as the decision to wind-down operations.

Liquidity and Capital Resources

The Company received a report from its independent auditors for the fiscal year ended December 31, 2001 containing an explanatory paragraph that describes the substantial doubt as to the Company’s ability to continue as a going concern due to its recurring losses from operations, negative cash flow from operations and need for continued funding. As noted above, as a result of the Transaction substantially all of the Company’s revenue-producing activities have ceased. As previously disclosed, existing cash and cash equivalents would have been insufficient to fund normal operations beyond June 2002. Consequently, after exploring other alternatives, the Company announced on May 15, 2002 that Nexell’s Board of Directors has authorized management immediately to begin the orderly wind-down of Nexell’s operations, including a headcount reduction from 23 permanent, full-time employees to three employees (since decreased to two due to a voluntary resignation). In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets. The Company is considering alternatives available to it in effecting the wind-down which may involve liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell’s outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $151 million, absent the consent of the preferred shareholders there will be no remaining value available for distribution to the holders of Common Stock. There have been discussions with the holders of the Company’s Preferred Stock about a possible limited cash distribution to holders of Common Stock but no agreement has been reached and there can be no assurance of such an agreement.

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

The Company had $3,653,000 in cash and cash equivalents as of June 30, 2002 as compared to $5,092,000 as of December 31, 2001. Working capital was $1,586,000 at June 30, 2002 as compared to $4,013,000 at December 31, 2001. The $1,439,000 decrease in cash and cash equivalents in the first six months of 2002 primarily resulted from cash used in operating activities of $3,604,000 partially offset by cash provided by investing activities of $2,165,000. The decrease in working capital of $2,427,000 was primarily a result of the decline in cash and other current assets, including the impact of impairment charges on other current assets.

Net cash used in operations was $3,604,000 in the first six months of 2002 compared to $7,710,000 in the first six months of 2001, a decrease of $4,106,000. Operating cash used decreased in the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 primarily as a result of the non cash asset impairment charge of $33,592,000 in 2002 which did not occur in the comparable period of the prior year. This was partially offset by a $22,997,000 increase in net loss, a $3,013,000 decrease in non cash depreciation and amortization and a $1,991,000 increase in the use of cash related to operating assets and liabilities, principally the result of the Company’s efforts to pay creditors subsequent to the decision to wind down operations.

Net cash provided by investing activities was $2,165,000 in the first six months of 2002 compared to cash used in investing activities of $531,000 in the first six months of 2001. This difference was principally the result of cash proceeds of $2,101,000 from the asset sale to Baxter received as a result of the final settlement agreement in March 2002. Additionally, purchases of equipment declined by $561,000 as the Company reduced the scope of its operations.

Net cash provided by financing activities was $2,612,000 in the six months ended June 30, 2001 compared to zero in the six months ended June 30, 2002. Cash provided by financing activities in the first six months of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,867,000 partially offset by payments on capital lease obligations of $310,000 and preferred dividend payments of $945,000. The capital lease was cancelled as a result of the Transaction and, accordingly, cash outflows related to these obligations will not recur in future periods and no equity proceeds were received in the first six months of 2002.

Cash dividends are payable on the Company’s Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and are approximately $1,890,000 per year. The Company elected not to declare or pay at this time the dividends which were due on May 24, 2002. Penalties accrue at an annual rate of 6% on such unpaid dividends.

During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy, maximum cash severance and related payments of approximately $311,000 and maximum performance and other bonuses of approximately $446,000 could have been payable in the future. Such amounts would be payable under certain conditions in the event of an employee’s termination without cause and/or achievement of specific performance objectives. In addition, retention bonuses totaling $553,000 were earned on December 31, 2001 under this policy with payments made in January 2002. As a result of the determination to wind-down the Company’s operations, no performance bonuses will be paid and maximum future severance, vacation and related payments are anticipated to be $199,000. Retention bonuses may be paid to the remaining two employees with a maximum aggregate cap of $275,000.

The Company expects to incur additional costs related to the wind down of operations in future periods that may have an adverse impact on future liquidity. Such costs include but are not limited to continued salary and other normal operating costs, legal, accounting and consulting costs and SEC and other regulatory and government compliance costs. The Company believes, based on current information and estimates, that cash on hand combined with proceeds expected from the liquidation of remaining assets, would be sufficient to fund the wind down of operations and meet creditor obligations.

The Company’s Common Stock is currently traded on the Nasdaq National Market which imposes, among other requirements, listing maintenance standards, minimum bid and public float requirements. On May 23, 2002, the Company announced that it had received a notification from NASDAQ that its Common Stock had failed to maintain a minimum bid price of $1.00 over the last thirty consecutive trading days, as required by the Nasdaq National Market Marketplace Rules. The Company has until August 19, 2002 to regain compliance or written notification will be given that the Company’s securities will be delisted. The Company has the right to appeal such a decision; however the Company believes it will not be able to regain compliance with these listing requirements. The Company also has been advised by NASDAQ that its Common Stock fails to meet the minimum market value of publicly held shares of $5 million as required by Nasdaq National Market Marketplace Rules. If the Company’s securities are delisted, the ability of stockholders to obtain price quotations and buy and sell shares may be materially impaired. It is possible that the Common Stock may be eligible for trading on the OTC bulletin board.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of such plans or strategies, or projections involving anticipated revenues, expenses, earnings, levels of capital expenditures, liquidity or indebtedness or other aspects of operating results or financial position. All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the Company’s ability to effect an orderly wind down of its operations; the Company’s ability to resolve any claims against it; the Company’s ability to sell its assets, particularly its intellectual property assets which may decline in value over time, to generate cash to satisfy its obligations; the Company’s ability to generate any cash which could be distributed to its shareholders; the Company’s ability to retain the services of key employees to complete the wind-down; the Company’s obligation to incur the expenses of complying with public company reporting requirements; the Company’s ability to continue as a going concern; market demand for cell processing products; the Company’s need for additional capital; the ability of the Company to maintain its listing of its publicly traded securities on Nasdaq; whether the Company will be able to enter into any business combination transactions; the potential substantial dilution to common stockholders in the event of any business combination or the Company’s two series of Preferred Stock are converted to Common Stock; and any additional factors described from time to time in the Company’s filings with the SEC) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company maintains excess cash in a mutual fund, the “BlackRock Low Duration Bond Portfolio” (the “fund”), which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. Additionally, the Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.

Two of the main risks disclosed by the fund are interest rate risk and credit risk. Typically, when interest rates rise, there is a corresponding decline in the market value of bonds such as those held by the fund. Credit risk refers to the possibility that the issuer of the bond will not be able to make principal and interest payments. The Company addresses these risks by actively monitoring the fund’s performance and investment holdings. The Company does not enter into financial instruments for trading or speculative purposes.

The Company’s interest income is most sensitive to fluctuations in the general level of U.S. interest rates. In this regard, changes in the U.S. interest rates affect the interest earned on the Company’s cash as well as the value of the mutual fund in which excess cash is invested.

The Company’s exposure to market risk for changes in interest rates relates primarily to the Company’s investment of excess cash in a mutual fund, which invests in asset backed securities, bonds and various other commercial obligations. The fund may, from time to time, use certain derivatives in its investment strategy. The fund’s portfolio managers make all investment decisions and the Company has no control over such investment decisions or the fund’s use of derivatives.

Part II—OTHER INFORMATION

Item 1.     Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively “Miltenyi”). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of which have proprietary rights associated with the Company’s technology, and Baxter Healthcare Corporation have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany and Miltenyi Biotec, Inc. are contesting whether jurisdiction over them is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for partial summary judgment of non-infringement of the patents, on the ground that AmCell’s current activities are exempt from liability for infringement under the clinical trial “safe harbor” provision provided by 35 U.S.C. § 271(e)(1). The Company opposed this motion and itself moved for partial summary judgment of infringement of the patents. In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell’s activities are exempt from infringement under the safe harbor provision, choosing instead to defer such resolution to the United States Food and Drug Administration (“FDA”). The court further indicated, however, that the Company could revisit these issues with the court depending on the FDA’s response to its consideration of these issues. Therefore, while recognizing the Company’s right to renew its claim for relief depending on the FDA’s actions, the court granted AmCell’s motion for summary judgment and denied the Company’s motion for summary judgment. Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein. Also, following entry of the court’s order, inquiry was made at the FDA concerning the court’s invitation to the FDA to resolve the question of whether particular activities of defendants are exempt from infringement under the relevant patent laws. Thereafter, the Company received notification from the FDA that the FDA declines to address the issues raised in the court’s order.

In an opinion dated April 19, 2002 clarifying its earlier opinion and order, the court ruled that certain of AmCell’s activities were exempt from liability under § 271(e)(1), and that partial summary judgment was properly granted to AmCell as to those activities. However, the court also clarified that it had not considered or issued any ruling on the question whether certain other activities of AmCell were authorized by a license from Becton Dickinson. The court amended its order of April 23, 2001 to clarify this point. The court also authorized the Company to proceed with discovery on this issue.

Pursuant to the consummation of the asset purchase agreement with Baxter, the Company granted Baxter the exclusive right to maintain, continue to prosecute, enforce and settle this lawsuit.

On March 11, 2002, a former employee of the Company, filed a lawsuit against the Company alleging disability discrimination, violation of the California Family Rights Act and wrongful termination in violation of public policy. (Kathleen Carroll v. Nexell Therapeutics Inc. and DOES 1 through 100, inclusive; Superior Court of California, Orange County, Case Number 02CC04021). The Company has filed an Answer to the Complaint and discovery has commenced. A trial date has not been set. Although the Company believes the lawsuit is without merit, it cannot predict the ultimate outcome of this lawsuit.

Item 2.     Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.     Defaults Upon Senior Securities.

The Company determined not to declare or pay at this time the semi-annual cashdividends to holders of its Series B Preferred Stock totaling $945,000 that were due on May 24, 2002. Penalties accrue at an annual rate of 6% on such unpaid dividends. As of August 1, 2002, cumulative unpaid dividends, including penalties, were approximately $956,000.

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.     Other Information.

On August 13, 2002, Eric Rose resigned as a Director of the Company.

Item 6.     Exhibits and Reports on Form 8-K.

(a)  Exhibits

2.4	Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation (“Baxter”), the Company and NCI(1)

2.5	Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI(2)

2.6
Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request)(3)

2.7
Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter (schedules are omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request)(4)

3.1	The Company’s Amended and Restated Certificate of Incorporation as amended to date(5)

3.2	The Company’s Amended and Restated By-Laws as amended to date(6)

4.4	Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company(7)

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

4.7	The Company’s Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter(8)

4.8	The Company’s Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter(8)

4.9	The Company’s Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)

10.111	Assignment and Assumption of Lease dated May 31, 2002 between Nexell of California, Inc. and Immuno-Designed Molecules, Inc.

10.112	Nexell Therapeutics Inc. Retention and Severance Plan, as amended, and Summary Plan Description

10.113	Nexell Therapeutics Inc. Retention and Severance Plan, as amended, [For Senior Staff Members] and Summary Plan Description

10.114	Letter Agreement dated May 15, 2002 between the Company and William A. Albright, Jr.

10.115	Letter Agreement dated May 15, 2002 between the Company and Wayne A. Tyo

10.116	Consulting Agreement dated May 3, 2002 between the Company and Odyssey Capital Group, LLC

(1)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
(2)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
(3)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
(4)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.
(5)	Filed as Exhibit 4.1 to the Company’s registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.
(6)	Filed as the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.
(7)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
(8)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.

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

Dated:    August 14, 2002

INDEX TO EXHIBITS

Exhibit Number	Description	Method of Filing

2.4	Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation (“Baxter”), the Company and NCI(1)

2.5	Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI(2)

2.6
Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request)(3)

2.7
Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter (schedules are omitted from this agreement and Exhibits 10.89 through 10.96 filed herewith, and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request)(4)

3.1	The Company’s Amended and Restated Certificate of Incorporation as amended to date(5)

3.2	The Company’s Amended and Restated By-Laws as amended to date(6)

4.4	Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company(7)

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

4.7	The Company’s Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter(8)

4.8	The Company’s Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter(8)

4.9	The Company’s Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)

10.111	Assignment and Assumption of Lease dated May 31, 2002 between Nexell of California, Inc. and Immuno-Designed Molecules, Inc.	Electronically herewith

10.112	Nexell Therapeutics Inc. Retention and Severance Plan, as amended, and Summary Plan Description	Electronically herewith

10.113	Nexell Therapeutics Inc. Retention and Severance Plan, as amended, [For Senior Staff Members] and Summary Plan Description	Electronically herewith

10.114	Letter Agreement dated May 15, 2002 between the Company and William A. Albright, Jr.	Electronically herewith

10.115	Letter Agreement dated May 15, 2002 between the Company and Wayne A. Tyo	Electronically herewith

10.116	Consulting Agreement dated May 3, 2002 between the Company and Odyssey Capital Group, LLC	Electronically herewith

(1)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
(2)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
(3)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
(4)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8K filed on September 17, 2001 and incorporated herein by reference thereto.
(5)	Filed as Exhibit 4.1 to the Company’s registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and

incorporated herein by reference thereto.
(6)	Filed as the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference thereto.
(7)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
(8)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.