Form 10-Q
period 2002-09-30
NEXELL THERAPEUTICS INC
filed 2002-11-14
CIK 864009

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission File No. 0-19153

NEXELL THERAPEUTICS INC.
(Exact name of Registrant as specified in its Charter)

Delaware	06-1192468
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

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

          The aggregate number of Registrant’s shares of Common Stock,  $.001 par value, outstanding on November 11, 2002 was 35,618,140 shares.

NEXELL THERAPEUTICS INC.

PART I – FINANCIAL INFORMATION

Item 1.      Financial Statements

NEXELL THERAPEUTICS INC. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$2,970,000	$5,092,000
Trade receivables	—	20,000
Receivables from related party	—	1,423,000
Inventory – finished goods	—	286,000
Short term marketable securities	457,000	1,143,000
Other current assets	445,000	1,188,000

Total current assets	3,872,000	9,152,000
Fixed assets, net	—	1,625,000
Intangible assets, net	1,000,000	32,737,000
Other assets	—	1,000,000

Total assets	$4,872,000	$44,514,000

LIABILITIES
Current liabilities:
Accounts payable	$220,000	$1,483,000
Accrued expenses	2,980,000	3,206,000
Deferred revenue – current portion	—	450,000

Total current liabilities	3,200,000	5,139,000
Deferred revenue – non current portion	—	1,125,000

Total liabilities	3,200,000	6,264,000
Commitments and contingencies	—	—
SHAREHOLDERS’ EQUITY
Convertible preferred stock; $.001 par value, 1,150,000 shares authorized:
Series A; 83,705 issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation value $87,668,000 and $83,912,000)	100	100
Series B; 63,000 issued and outstanding at September 30, 2002 and December 31, 2001 (liquidation value $64,631,000 and $63,194,000)	100	100
Common stock; $.001 par value, 80,000,000 shares authorized, 20,940,509 shares issued and outstanding at September 30, 2002 and December 31, 2001	21,000	21,000
Additional paid-in capital	262,081,800	262,081,800
Accumulated other comprehensive income	285,000	971,000
Accumulated deficit	(260,716,000)	(224,824,000)

Total shareholders’ equity	1,672,000	38,250,000

Total liabilities and shareholders’ equity	$4,872,000	$44,514,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Revenue:
Product sales	$—	$3,150,000	$1,465,000	$12,693,000
Realization of deferred revenue	—	112,000	1,575,000	337,000

Total revenue	—	3,262,000	3,040,000	13,030,000
Cost of goods sold	—	3,099,000	286,000	8,552,000

Gross profit	—	163,000	2,754,000	4,478,000

Operating expenses:
Research and development	—	1,545,000	811,000	5,300,000
General and administrative	673,000	2,758,000	2,862,000	5,535,000
Selling, marketing and distribution	—	972,000	—	5,982,000
Goodwill and intangible assets amortization	—	1,055,000	58,000	3,088,000
Depreciation	—	618,000	646,000	2,248,000
Asset impairment charge	—	2,637,000	33,592,000	2,637,000
Expense reductions related to Baxter settlement	—	—	(539,000)	—

Total operating expenses	673,000	9,585,000	37,430,000	24,790,000

Operating loss	(673,000)	(9,422,000)	(34,676,000)	(20,312,000)

Other (income) expenses:
Royalty, licensing and other related income	(83,000)	(2,000)	(256,000)	(2,000)
Interest income	(7,000)	(58,000)	(43,000)	(350,000)
Interest expense	—	44,000	—	181,000
Other, net	78,000	105,000	78,000	167,000

Total other (income) expenses	(12,000)	89,000	(221,000)	(4,000)

Net loss	(661,000)	(9,511,000)	(34,455,000)	(20,308,000)
Preferred stock dividends	(1,753,000)	(1,666,000)	(5,194,000)	(4,961,000)

Net loss applicable to common stock	$(2,414,000)	$(11,177,000)	$(39,649,000)	$(25,269,000)

Basic and diluted loss per share	$(0.12)	$(0.53)	$(1.89)	$(1.23)

Weighted average number of shares of common stock outstanding-basic and diluted	20,941,000	20,941,000	20,941,000	20,615,000

The accompanying notes are an integral part of the condensed consolidated financial statements.

NEXELL THERAPEUTICS INC. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(34,455,000)	$(20,308,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	704,000	5,336,000
(Gain) loss from disposal of equipment	78,000	(259,000)
Realization of deferred revenue	(1,575,000)	(300,000)
Asset impairment charge	33,592,000	2,637,000
Changes in operating assets and liabilities:
(Increase) decrease in trade receivables	20,000	(1,043,000)
(Increase) decrease in receivable from related party	(678,000)	208,000
Decrease in inventory	286,000	1,244,000
(Increase) decrease in other current assets and other assets	138,000	(714,000)
Increase (decrease) in accounts payable and accrued expenses	(2,926,000)	5,278,000

Net cash used in operating activities	(4,816,000)	(7,921,000)
Cash flows from investing activities:
Purchases of equipment	(23,000)	(584,000)
Proceeds from sales of equipment	616,000	62,000
Proceeds from asset sale to Baxter	2,101,000	2,586,000

Net cash provided by investing activities	2,694,000	2,064,000
Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	3,895,000
Payment of preferred dividends	—	(945,000)
Payment of dividends to minority shareholders of subsidiary	—	(251,000)
Repayment of capital leases	—	(417,000)

Net cash provided by financing activities	—	2,282,000
Effect of exchange rate changes on cash	—	223,000

Net decrease in cash and cash equivalents	(2,122,000)	(3,352,000)
Cash and cash equivalents at beginning of period	5,092,000	12,119,000

Cash and cash equivalents at end of period	$2,970,000	$8,767,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$181,000
Cash paid for income taxes	$1,000	$22,000

Non-cash investing and financing activities:
•

The Company recognized net unrealized losses on securities held for investment of  $686,000 and $1,971,000 in the nine months ended September 30, 2002 and 2001, respectively, which are included as a component of comprehensive loss.

The accompanying notes are an integral part of the condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(unaudited)

(1)	Financial Statement Presentation

The unaudited condensed consolidated financial statements and notes thereto of Nexell Therapeutics Inc. and subsidiaries (collectively, “Nexell” or the “Company”) herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) necessary to present fairly the results of operations for the interim periods presented.  Certain information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations.  However, management believes that the disclosures are adequate to make the information presented not misleading.  These condensed consolidated unaudited financial statements and notes thereto have been prepared in conformity with the accounting principles applied in our 2001 Annual Report on Form 10-K for the year ended December 31, 2001 and should be read in conjunction with such Report. The results for the interim periods are not necessarily indicative of the results for the full fiscal year. Certain prior year amounts have been reclassified to conform with the current year presentation.

The Company has suffered recurring losses from operations and negative cash flows from operations and has an accumulated deficit of $260,716,000 at September 30, 2002. On May 15, 2002, Nexell announced that its Board of Directors had authorized the orderly wind-down of Nexell’s operations and at the same time ceased business operations and reduced its staff to three employees.  On October 17, 2002, the Company announced that its Board of Directors had adopted a plan to liquidate and dissolve the Company (see Note 9).  The accompanying unaudited financial statements include certain adjustments based on the anticipated recoverability and classification of assets and the amounts and classification of liabilities due to the Company’s decision to cease operations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss	$(661,000)	$(9,511,000)	$(34,455,000)	$(20,308,000)
Translation adjustment	—	646,000	—	223,000
Net unrealized loss in investment securities	(375,000)	(1,027,000)	(686,000)	(1,970,000)

Total comprehensive loss	$(1,036,000)	$(9,892,000)	$(35,141,000)	$(22,055,000)

The cumulative foreign currency translation adjustment included as a component of accumulated other comprehensive income was $(23,000) at September 30, 2002 and December 31, 2001. The cumulative net unrealized gain in investment securities included as a component of accumulated other comprehensive income was $308,000 and $994,000 at September 30, 2002 and December 31, 2001, respectively.

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

Stock options and warrants, excluding Class A performance warrants, to purchase 3,475,191 and 4,445,776 shares of Nexell Common Stock (“Common Stock”) were outstanding at September 30, 2002 and 2001, respectively.  Stock options and warrants outstanding were not included in the computation of diluted earnings per share as the Company incurred losses in all periods presented. See Note 9 for events subsequent to September 30, 2002 increasing the number of outstanding shares of Common Stock.

(5)	Investments

The Company owned 457,143 shares of the common stock of Epoch Biosciences, Inc., representing an approximately 2% ownership at September 30, 2002 and December 31, 2001. Included in comprehensive loss for the nine months ended September 30, 2002 and 2001 is the unrealized loss recorded for this investment to adjust to fair market value at such dates. The above investment is included in “short term marketable securities” on the accompanying condensed consolidated balance sheet and is accounted for as an available-for-sale security at fair value, with the unrealized gain reported as a component of accumulated other comprehensive income. During the third quarter, the Company agreed to sell these shares for $457,143, resulting in a write-down during the quarter. The sale was completed subsequent to September 30, 2002.

(6)	Geographic Information

Prior to winding down its operations, the Company operated in one industry segment: the development, manufacture, marketing and distribution of specialized instruments, biologicals, reagents, sterile plastic sets and related products used in ex vivo cell research and therapies. Effective with the completion of the Toolbox transaction (see Note 7) on August 31, 2001, substantially all assets were held and all operations were conducted in the United States. As a result of that transaction substantially all of the Company’s revenue-producing activities ceased, and the Company focused on development of proprietary cellular therapy products until the decision to wind down operations in May 2002 (See Note 9). Summary comparative operating results for the United States and the rest of the world follows:

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Revenues by Geographic Area:
United States	$—	$2,082,000	$3,040,000	$7,643,000
Europe	—	1,001,000	—	4,288,000
Rest of World	—	179,000	—	1,099,000

	$—	$3,262,000	$3,040,000	$13,030,000

Operating loss by Geographic Area:
United States	$673,000	$7,319,000	$34,676,000	$14,868,000
Europe	—	1,509,000	—	4,206,000
Rest of World	—	594,000	—	1,238,000

	$673,000	$9,422,000	$34,676,000	$20,312,000

(7)	Agreement with Baxter Healthcare Corporation (“Baxter”) and Business Restructure

In 2001, the Company and Baxter agreed to transfer the cell processing products distribution business to Baxter to allow NCI to focus on the development of therapeutic cell based products. In August 2001, the Company and Baxter entered into a series of agreements pursuant to which, among other things, the Company licensed to Baxter on an exclusive worldwide basis the sales, marketing and distribution rights for Isolex® and the Company’s other Toolbox products (the “Toolbox Transaction”).

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

The purchase price for the transferred assets was equal to the book value of the finished goods inventory and other transferred assets plus the net book value of Nexell International. Approximately $2.6 million of the purchase price was paid at the August 31, 2001 closing and the Company received an additional payment on March 19, 2002 of approximately $2.1 million based on adjustments for final settlement of the closing balance sheet in accordance with the terms of the agreement. In addition, Baxter purchased additional inventory for approximately $1,465,000 in February 2002 that had not been included as part of the initial assets purchased. These proceeds were partially offset by the net amount of $716,000 representing the Company’s collections on behalf of Baxter of purchased trade receivables net of the Company’s payment of certain expenses on Baxter’s behalf during the period following the closing. These payments represented final settlement of the asset purchase agreement.  As part of the Toolbox Transaction, Baxter agreed to pay to NCI an earned royalty on “Net Sales” as defined,  of the cell processing products sold by Baxter.

Upon closing of the Toolbox Transaction, substantially all of the Company’s revenue-producing activities ceased, and the Company focused on development of new therapeutic cellular drugs. To date, the Company has been unsuccessful in commercializing any new therapeutic cellular drugs.

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

In connection with the transitional goodwill impairment evaluation, SFAS 142 required the Company to perform an assessment of whether there was an indication that goodwill was impaired as of the date of adoption.  To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption.  The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount.  To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test.  In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption.  Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s statement of operations.

The Company adopted the provisions of SFAS 142 on January 1, 2002 which did not result in a negative impact on the Company’s consolidated financial statements. As a result of the Company’s decision to wind down operations in May 2002, management determined that goodwill was impaired and remaining unamortized goodwill was written down to zero as of June 30, 2002. The decision to wind down operations also resulted in the impairment of certain other intangible and other assets.  Effective with the decision to wind down operations, the Company adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management has continued to explore transactions that could maximize cash value of intangibles and other assets and any associated gain or loss will be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to earnings in that quarter rather than as a cumulative effect of a change in accounting principle.  At September 30, 2002, the components of intangibles and goodwill and certain other related information were as follows:

	September 30, 2002		December 31, 2001

	Gross Amount	Accumulated Amortization	Gross Amount	Accumulated Amortization

Amortized Intangible Assets:
Licenses and other	$1,760,000	$1,760,000	$1,711,000	$1,161,000

	1,760,000	1,760,000	1,711,000	1,161,000
Unamortized Intangible Assets:
Goodwill	36,075,000	36,075,000	36,075,000	10,954,000
Patents and trademarks	10,230,000	9,230,000	10,230,000	3,164,000

	$48,065,000	$47,065,000	$48,016,000	$15,279,000

Aggregate amortization expense for amortized intangible assets for the quarters ended September 30, 2002 and 2001 was zero and $28,000, respectively.

Estimated amortization expense for each of the years ending December 31, 2002 through December 31, 2006 is zero.

Pro forma financial information related to the adoption of SFAS 142 is as follows:

	For the Quarters Ended September 30,		For the Nine Months Ended September 30,

	2002	2001	2002	2001

Net loss applicable to common stock	$2,414,000	$11,177,000	$39,649,000	$25,269,000
Add back:
Goodwill, patent and trademark amortization	—	1,027,000	—	3,007,000

Adjusted net loss applicable to common stock	$2,414,000	$10,150,000	$39,649,000	$22,262,000

Basic and diluted loss per share:
Net loss per share	$0.12	$0.53	$1.89	$1.23
Goodwill, patent and trademark amortization	—	0.05	—	0.15

Adjusted net loss per share	$0.12	$0.48	$1.89	$1.08

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS 144 retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of or is classified as held for sale.

The Company was required to and did adopt the provisions of SFAS 144 effective January 1, 2002. The adoption of SFAS 144 had no effect on the Company’s financial statements at the date of adoption. The impact of the decision to wind down operations in May 2002 is reflected in the financial statements under the provisions of SFAS 144.

 In July 2002, Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (SFAS No. 146) was issued and is effective for periods beginning after December 31, 2002. SFAS No. 146 requires, among other things, that costs associated with an exit activity (including restructuring and employee and contract termination costs) or with a disposal of long-lived assets be recognized when the liability has been incurred and can be measured at fair value. Companies must record in income from continuing operations costs associated with an exit or disposal activity that does not involve a discontinued operation. Costs associated with an activity that involves a discontinued operation would be included in the results of discontinued operations. The Company believes that the implementation of the provisions of SFAS No. 146 will not have a material effect on the Company’s consolidated financial statements.

(9)	Wind Down of Operations and Plan of Complete Liquidation and Dissolution

As announced by the Company on May 15, 2002, Nexell’s Board of Directors authorized management to immediately begin the orderly wind-down of Nexell’s operations, including a headcount reduction from 23 permanent, full-time employees to three employees. At September 30, 2002, two full-time employees remained with the Company.  In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets.

The Company announced on October 17, 2002 the adoption of a plan by its Board of Directors to liquidate and dissolve the Company.  After the decision to wind-down operations in May 2002, the Company had considered alternatives available to it in effecting the wind-down, including liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell’s outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $152 million, absent the consent of the preferred shareholders there would be no remaining value available for distribution to the holders of Common Stock. Baxter and its affiliates, which hold all of the Preferred Stock, have agreed to consent to a cash distribution to the holders of Common Stock in connection with the liquidation and dissolution of the Company under Delaware law.  Based on current information, including information regarding creditor claims, estimated expenses and the Company’s cash resources, the Company anticipates that the cash distribution to common stockholders, which will exclude Baxter and its affiliates, will be $0.05 per share (but not to exceed an aggregate of $872,026 to all such holders of Common Stock).

Pursuant to an agreement with the Company, Baxter and its affiliates acquired all of the Series B Preferred Stock and, on November 1, 2002, converted 1,321 of such shares to Common Stock. Accordingly, as of November 4, 2002 Baxter and its affiliates own 18,177,631 shares of Common Stock, representing 51% of the 35,618,140 shares of Common Stock outstanding. Baxter has agreed to approve the plan of liquidation and dissolution by written consent as the holder of a majority of the outstanding common stock.

As a common stockholder Baxter will waive its right to the $0.05 per share distribution.  As the then sole preferred stockholders Baxter and its affiliates will receive substantially all of the remaining assets of the Company, other than a contingency reserve to satisfy current and anticipated liabilities, in partial satisfaction of their liquidation preference.  Pursuant to the plan of liquidation and dissolution, the Company will establish a liquidating trust by year end to which will be contributed any assets not distributed to the stockholders.

In connection with the plan of liquidation and dissolution, the Company has filed with the SEC an information statement, which will be mailed to stockholders following its clearance with the SEC.  No proxies will be solicited from Company stockholders with respect to the plan of liquidation and dissolution.

Innovir Laboratories, Inc., a majority owned subsidiary of the Company, will be liquidated in the near future and it is anticipated that a certificate of dissolution will be filed with the Delaware Secretary of State on or about November 22, 2002.  As a result of the liquidation preference held by the Company as the sole holder of preferred stock of Innovir, there will not be any assets available to distribute to the holders of common stock of Innovir.

Since the decision to wind down operations, the Company has focused on paying creditor obligations, reducing and eliminating future commitments, selling certain fixed assets and exploring the liquidation of other assets. Effective with the decision to wind down operations, the Company adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management has continued to explore transactions that could maximize cash value of certain assets and any associated gain or loss will be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to current earnings rather than as a cumulative effect of a change in accounting principle. The following reductions in asset values were included as components of the asset impairment charge recorded in the second quarter of 2002:

Goodwill	$25,122,000
Other intangible assets	6,606,000
Other assets	1,000,000
Other current assets	556,000
Fixed assets	308,000

Total asset impairment charge	$33,592,000

The Company expects to incur additional costs related to the wind down of operations in future periods that may have an adverse impact on future liquidity. Such costs include but are not limited to continued salary and other normal operating costs, legal, accounting and consulting costs and SEC and other regulatory and government compliance costs. The Company believes, based on current information and estimates, that cash on hand combined with any proceeds from the liquidation of remaining assets, would be sufficient to fund the wind down of operations, meet creditor obligations and fund the anticipated distribution to common shareholders.

(10)	Series B Preferred Dividend Default

Semi-annual cash dividends on the Company’s Series B Preferred Stock totaling $945,000 became due on May 24, 2002. The Company determined not to pay the dividend and a penalty of 6% per annum is accruing on the unpaid dividend amount. Pursuant to the Process Agreement dated October 16, 2002 among the Company, Baxter and Baxter International Inc., Baxter has agreed that any rights it might have arising from any unpaid past, present or future dividends with respect to the Series B Preferred Stock will not prevent the distribution to holders of Common Stock and the other transactions expressly contemplated by the plan of liquidation and dissolution.

(11)	NASDAQ Delisting

Since the Company failed to comply with the $1.00 minimum bid price and $5,000,000 market value of publicly-held shares requirements for continued listing set forth in Marketplace Rules 4450(a)(5) and 4450(a)(2), the Company’s Common Stock and its publicly-traded warrants were delisted from The Nasdaq National Market at the opening of business on September 3, 2002.  The failure of the Common Stock to meet the minimum bid price was first announced by the Company on May 23, 2002.  These securities are now quoted on the OTC Bulletin Board since their delisting from Nasdaq.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

As announced on May 15, 2002, the Company’s Board of Directors authorized management to immediately commence an orderly wind-down of Company operations, including a headcount reduction from 23 permanent full-time employees to 3 employees. One of these employees subsequently resigned. Such a decision was deemed in the best interests of the Company based on several factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital of to effect a business combination or sale of assets. The Company had retained Odyssey Capital Group, LLC to provide financial advisory services in connection with the wind down. After the decision to wind-down operations in May 2002, the Company had considered alternatives available to it in effecting the wind-down, including liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction. In any such procedure or transaction, in light of the liquidation preference of Nexell’s outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $152 million, absent the consent of the preferred shareholders there would be no remaining value available for distribution to the holders of Common Stock. The Company announced on October 17, 2002 the adoption by its Board of Directors of a plan to liquidate and dissolve the Company.  Baxter and its affiliates, which hold all of the Preferred Stock, have agreed to consent to a cash distribution to the holders of Common Stock in connection with the liquidation and dissolution of the Company under Delaware law.  Based on current information, including information regarding creditor claims, estimated expenses and the Company’s cash resources, the Company anticipates that the cash distribution to common stockholders, which will exclude Baxter and its affiliates, will be $0.05 per share (but not to exceed an aggregate of $872,026 to all such holders of Common Stock). See Note 9 to the Condensed Consolidated Financial Statements.

Since the decision to wind-down operations the Company has focused on paying creditor obligations, reducing and eliminating future commitments and exploring the liquidation of assets. The Company has significantly reduced creditor obligations and believes that it is substantially current on all such obligations. The Company also completed the assignment of its facility lease which represented its largest fixed commitment. In the third quarter of 2002, the Company completed the sale of certain fixed assets for $378,000 to a third party and auctioned or otherwise sold remaining fixed assets for net proceeds of $152,000.

Effective with the decision to wind down operations, the Company adopted a policy to value all non-monetary assets based on bona fide written offers and management’s estimates of potential liquidation values. Management has continued to explore transactions that could maximize cash value of intangibles and other assets and any associated gain would be recognized when realized. Since the impairment was a result of conditions arising in the second quarter of 2002, the amount of impairment was charged to current earnings rather that as a cumulative effect of a change in accounting principle. The following reductions in asset values are included as components of the asset impairment charge recorded in the second quarter of 2002:

Goodwill	$25,122,000
Other intangible assets	6,606,000
Other assets	1,000,000
Other current assets	556,000
Fixed assets	308,000

Total asset impairment charge	$33,592,000

On August 31, 2001 the Company and NCI (together, the “Nexell Group”) completed the sale to Baxter of certain assets and liabilities of the Nexell Group’s cell processing business (including trade receivables, inventory and fixed assets and all of the stock of the Company’s wholly owned subsidiary, Nexell International Sprl) as well as worldwide sales, marketing and distribution rights for the related products (including the Isolex® 300i Magnetic Cell Selection System) for a purchase price of $4,687,000, and royalties on future product sales (the “Toolbox Transaction”).  At closing, $2,586,000 of the purchase price was paid and the balance was paid in March 2002 pursuant to a final settlement agreement that was entered into to resolve certain disagreements between the parties. The asset purchase price receivable was offset by $716,000 due to the net effect of payments made and receipts collected by Nexell on Baxter’s behalf subsequent to closing of the Toolbox Transaction. In addition, in February 2002, Baxter purchased and paid for additional inventory that had originally been excluded from the Toolbox Transaction for cash consideration of $1,465,000. An additional $150,000 was paid to Nexell for its provision of extended transition services to Baxter.  Pursuant to the Toolbox Transaction, Baxter offered certain Nexell Group employees positions with Baxter. Consistent with the Nexell Group’s streamlined business plans, the Company’s permanent workforce was reduced to 24 employees from 105 at December 31, 2000.

As a result of the Toolbox Transaction, substantially all of the Company’s revenue-producing activities ceased, and the Company focused on development of proprietary cellular therapy products.  The Company has been unsuccessful in commercializing any new therapeutic cellular drugs.

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

The Company evaluates goodwill and other intangible assets in accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company was required to and did adopt the provisions of SFAS 142 effective January 1, 2002. The adoption of SFAS 142 had no effect on the Company’s financial statements. As a result of the Company’s decision to wind-down operations in the second quarter of 2002, the Company considered its remaining goodwill to be impaired and remaining unamortized goodwill was written down to zero. The Company also wrote down certain assets to what management believes represents potential liquidation value based on evaluations to date. Any future gain on the sale of such assets will be recognized when realized and assets will be reevaluated for further potential impairment quarterly.

Three Months Ended September 30, 2002 and 2001

The Company is in the process of winding down all of its operations and its Board of Directors has approved a plan of liquidation.  The Company had no revenue for the quarter ended September 30, 2002, compared to $3,262,000 for the quarter ended September 30, 2001. Effective with the close of the Toolbox Transaction on August 31, 2001, substantially all product revenues were eliminated.

There was no gross profit for the quarter ended September 30, 2002 versus $163,000 for the quarter ended September 30, 2001. This decrease was the result of the elimination of product sales arising from the Toolbox Transaction. The Company is in the process of winding down all of its operations and will not generate product sales or gross profit from operations in future periods.

Total operating expenses were $673,000 for the three months ended September 30, 2002, a decrease of $8,912,000 over the quarter ended September 30, 2001. This decrease was primarily due to the decision to wind down operations and the resultant reduction in work force and the decrease in sales and marketing and research and development and other activities.

Research and development expenses decreased from $1,545,000 for the three months ended September 30, 2001 to zero for the three months ended September 30, 2002. The decrease was the result of the decision to wind down operations in May 2002.

General and administrative expenses decreased by $2,085,000 from $2,758,000 in the third quarter of 2001 to $673,000 in the third quarter of 2002. This decrease was primarily the result of headcount reductions associated with the Toolbox Transaction in August 2001 and the decision to wind down operations in May 2002.

Selling, marketing and distribution expenses, which were $972,000 in the third quarter of 2001, were eliminated in the comparable quarter of 2002 as a result of the sale of the cell processing business in August 2001.

Amortization expense decreased from $1,055,000 for the quarter ended September 30, 2001 to zero for the quarter ended September 30, 2002. This was the result of the Company’s adoption of SFAS 142 in the first quarter of 2002, which required that assets with indefinite useful lives, including goodwill, no longer be amortized and the impairment of remaining amortizable intangibles as a result of the decision to wind down operations in the second quarter of 2002.

Depreciation expense decreased from $618,000 in the quarter ended September 30, 2001 to zero in the comparable period of the current year. This was the result of the sale of certain fixed assets in the Toolbox Transaction and the decision to wind down operations which resulted in all remaining fixed assets being taken out of service and held for sale. All remaining fixed assets were sold during the third quarter of 2002.

In the third quarter of 2001, the Company recognized a loss on the impairment of a workforce intangible of $2,637,000 as a result of the significant reduction in force that resulted from the Toolbox Transaction. No similar transaction occurred in the third quarter of 2002.

Other income was $12,000 in the third quarter of 2002 compared to other expense of $89,000 in the third quarter of 2001. The Company recognized royalty income of $83,000 from Baxter for royalties earned on sales as provided in  the Toolbox Transaction. Such royalties are being recognized quarterly on a cash basis due to the Company’s inability to reasonably estimate sales by Baxter upon which the royalties are based. Interest income declined from $58,000 in the three months ended September 30, 2001 to $7,000 in the comparable period of the current year due to the Company maintaining lower average cash balances and declines in the rates of return on cash and cash equivalents. Interest expense, which was $44,000 in the three months ended September 30, 2001, did not recur in the comparable period of the current year as it related entirely to the Company’s capital lease with Baxter which was terminated as part of the Toolbox Transaction.

The foregoing resulted in a net loss of $661,000 and a net loss applicable to common stock of $2,414,000 for the quarter ended September 30, 2002. This represented a decrease in net loss of $8,850,000 and a decrease in the net loss applicable to common stock of $8,763,000 from the quarter ended September 30, 2001. The Company does not expect to generate net income in future periods due to the decision to wind-down operations.

Nine Months Ended September 30, 2002 and 2001

The Company is in the process of winding down all of its operations and its Board of Directors has approved a plan of liquidation.  Revenue was $3,040,000 for the nine months ended September 30, 2002, a decrease of $9,990,000 from $13,030,000 for the nine months ended September 30, 2001. Effective with the close of the Toolbox Transaction on August 31, 2001, substantially all product revenues were eliminated. Included in revenue for the nine months ending September 30, 2002 was $1,465,000 related to the purchase of inventory by Baxter that was not included among the assets purchased in the Toolbox Transaction. In addition, the Company recognized revenue of $1,575,000 as a result of the realization of deferred revenue. This related to a distribution agreement assigned to Baxter as a result of the Toolbox Transaction. The Company was amortizing this amount into revenue over the term of the underlying agreement as the settlement with Baxter was not finalized until March 2002. It is not expected that transactions similar to either of these will recur in future periods.

Gross profit was $2,754,000 or 91% for the nine months ended September 30, 2002, a decrease of $1,724,000 from the nine months ended September 30, 2001 during which period the gross profit was $4,478,000 or 34%. Current year gross profit was the result of the sale of the Company’s inventory, which had a total book value of $286,000, to Baxter as described above. The Company is in the process of winding down all of its operations and will not generate product sales or gross profit from operations in future periods.

Total operating expenses were $37,430,000 for the nine months ended September 30, 2002, an increase of $12,640,000 over the nine months ended September 30, 2001. This increase was primarily due to the $33,592,000 charge related to the impairment of assets resulting from the decision to wind down operations. This amount was partially offset by  headcount reductions resulting from the Company’s exit from its former sales, marketing and distribution activities upon completion of the Toolbox Transaction with Baxter, certain non-recurring expense reductions related to the final Baxter settlement and the May 2002 decision to wind down operations.

Research and development expenses decreased by $4,489,000 from $5,300,000 for the nine months ended September 30, 2001 to $811,000 for the nine months ended September 30, 2002. The decrease was primarily the result of the Company’s exit from its former cell processing business and shifting its focus exclusively to the development of therapeutic cellular drug products after the Toolbox Transaction and the subsequent operational wind down.

General and administrative expenses decreased by $2,673,000 or 48% from $5,535,000 in the first nine months of 2001 to $2,862,000 in the first nine months of 2002. This decrease was primarily the result of headcount reductions associated with the Toolbox Transaction in August 2001 and the decision to wind down operations in May 2002.  Reserves for retention bonuses earned at December 31, 2001 and severance and related amounts paid out at the time of the headcount reductions were accrued in 2001 and thus did not impact 2002 results.  The reduced scope of operations resulted in fixed expenses such as facility costs, insurance and similar items being allocated across a lesser number of functional areas and as a result general and administrative expenses did not decline at rates comparable to other functional areas.

Selling, marketing and distribution expenses, which were $5,982,000 in the nine months ended September 30, 2001, were eliminated as a result of the sale of the cell processing business in August 2001.

Amortization expense decreased by $3,030,000 from $3,088,000 for the nine months ended September 30, 2001 to $58,000 for the nine months ended September 30, 2002. This was the result of the Company’s adoption of SFAS 142 in the first quarter of 2002, which required that assets with indefinite useful lives, including goodwill, no longer be amortized. All amortizable intangibles were written down to zero as a result of the decision to wind down operations in May 2002.

Depreciation expense decreased by $1,602,000 from $2,248,000 in the nine months ended September 30, 2001 to $646,000 in the comparable period of the current year. This was the result of the sale of certain fixed assets to in the Toolbox Transaction, the decrease in the level of assets required as a result of the decreased scope of Company operations following the Toolbox Transaction and the wind down of operations and subsequent liquidation of all remaining fixed assets.

The Company recognized a charge of $33,592,000 in the nine months ended September 30, 2002 as a result of the decision to wind down operations and the write down of goodwill and other intangibles and other assets to estimated minimum liquidation values.  In the prior year a similar write down occurred for $2,637,000 related to the impairment of a workforce intangible as a result of the August 2001 Toolbox Transaction.

In the first nine months of 2002, the Company recognized non-recurring expense reductions of $539,000 in conjunction with the final settlement of the Toolbox Transaction agreement with Baxter, including reimbursement from Baxter for transition services extended by the Company. No such transaction occurred in the prior year nor are similar transactions expected to occur in future periods.

Other income was $221,000 in the first nine months of 2002 compared to $4,000 in the first nine months of 2001. The Company recognized royalty income of $256,000 from Baxter for royalties earned on sales occurring in the ten months ended June 30, 2002 as provided in the Toolbox Transaction. Such royalties are being recognized quarterly on a cash basis due to the Company’s inability to reasonably estimate sales by Baxter upon which the royalties are based. Interest income declined from $350,000 in the nine months ended September 30, 2001 to $43,000 in the comparable period of the current year due to the Company maintaining lower average cash balances and declines in the rates of return on cash and cash equivalents. Interest expense, which was $181,000 in the nine months ended September 30, 2001, did not recur in the comparable period of the current year as it related entirely to the Company’s capital lease with Baxter which was terminated as part of the Toolbox Transaction. Other, net consisted of a loss on fixed asset dispositions of $78,000 in the current year. In the prior year the Company incurred a foreign exchange loss of $365,000 upon sale of its European subsidiary as part of the Toolbox Transaction. This was partially offset by gains on fixed asset dispositions of $199,000.

The foregoing resulted in a net loss of $34,455,000 and a net loss applicable to common stock of $39,649,000 for the nine months ended September 30, 2002. This represented an increase in net loss of $14,147,000 and an increase in the net loss applicable to common stock of $14,380,000 from the nine months ended September 30, 2001. The Company does not expect to generate net income in future periods due to the decision to wind-down operations.

Liquidity and Capital Resources

The Company is in the process of winding down all of its operations and its Board of Directors has approved a plan of liquidation.  The Company announced on May 15, 2002 that Nexell’s Board of Directors had authorized management immediately to begin the orderly wind-down of Nexell’s operations, including a headcount reduction from 23 permanent, full-time employees to three employees (since decreased to two due to a voluntary resignation).  In reaching its decision that a wind-down would be in the best interests of Nexell, the Board considered a number of factors, including the Company’s financial condition, prevailing economic and industry conditions, and lengthy and unsuccessful efforts to raise capital or effect a business combination or sale of assets.  The Company considered alternatives available to it in effecting the wind-down including liquidation or reorganization under the federal bankruptcy code, dissolution under Delaware law or other process or transaction.  In any such procedure or transaction, in light of the liquidation preference of Nexell’s outstanding Series A and Series B Preferred Stock in the aggregate amount of approximately $152 million, absent the consent of the preferred shareholders there would be no remaining value available for distribution to the holders of Common Stock. Baxter and its affiliates, which hold all of the Preferred Stock, have agreed to consent to a cash distribution to the holders of Common Stock in connection with the liquidation and dissolution of the Company under Delaware law.  On October 17, 2002 the Company announced that its Board of Directors had adopted a plan to liquidate and dissolve the Company. Based on current information, including information regarding creditor claims, estimated expenses and the Company’s cash resources, the Company anticipates that the cash distribution to common stockholders, which will exclude Baxter and its affiliates, will be $0.05 per share (but not to exceed an aggregate of $872,026 to all such holders of Common Stock). See Note 9 to the Condensed Consolidated Financial Statements.

The Company had $2,970,000 in cash and cash equivalents as of September 30, 2002 as compared to $5,092,000 as of December 31, 2001. Working capital was $672,000 at September 30, 2002 as compared to $4,013,000 at December 31, 2001. The $2,122,000 decrease in cash and cash equivalents in the first nine months of 2002 primarily resulted from cash used in operating activities of $4,816,000 partially offset by cash provided by investing activities of $2,694,000. The decrease in working capital of $3,341,000 was primarily a result of the decline in cash and other current assets, including the impact of impairment charges on other current assets.

Net cash used in operations was $4,816,000 in the first nine months of 2002 compared to $7,921,000 in the first nine months of 2001, a decrease of $3,105,000. While the net loss increased by $14,147,000 this was primarily the result of a non cash asset impairment charge of $33,592,000 in 2002 versus $2,637,000 in the prior year. This was partially offset by a decrease in non cash depreciation and amortization and an increase in the use of cash related to operating assets and liabilities, principally the result of the Company’s efforts to pay creditors subsequent to the decision to wind down operations.

Net cash provided by investing activities was $2,694,000 in the first nine months of 2002 compared to $2,064,000 in the first nine months of 2001. This difference was principally the result of cash proceeds from the sale of fixed assets after the decision to wind down operations and the lower level of fixed asset additions in 2002.

Net cash provided by financing activities was $2,282,000 in the nine months ended September 30, 2001 compared to zero in the nine months ended September 30, 2002. Cash provided by financing activities in the first nine months of 2001 consisted of net proceeds from the issuance of common stock to an investor of $3,895,000 partially offset by payments on capital lease obligations of $417,000, preferred dividend payments of $945,000 and dividend payments of $251,000 to minority shareholders of a subsidiary. The capital lease was cancelled as a result of the Toolbox Transaction and, accordingly, cash outflows related to these obligations will not recur in future periods and no equity proceeds were received nor were any dividends paid in the first nine months of 2002.

Cash dividends are payable on the Company’s Series B Preferred Stock at the rate of 3% of the liquidation preference, payable semi-annually and are approximately $1,890,000 per year. The Company elected not to declare or pay the dividends which were due on May 24, 2002. Penalties accrue at an annual rate of 6% on such unpaid dividends. At September 30, 2002, the Company has accrued but unpaid preferred dividends, including penalties, of $1,629,000. Pursuant to the Process Agreement dated October 16, 2002 among the Company, Baxter and Baxter International Inc., Baxter has agreed that any rights it might have arising from any unpaid past, present or future dividends with respect to the Series B Preferred Stock will not prevent the distribution to holders of Common Stock and other transactions expressly contemplated by the plan of liquidation and dissolution.

During the third quarter of 2001, the Company implemented a severance, retention and performance bonus policy which superseded all such programs previously in effect. Under this policy, maximum cash severance and related payments of approximately $311,000 and maximum performance and other bonuses of approximately $446,000 could have been payable in the future. Such amounts would be payable under certain conditions in the event of an employee’s termination without cause and/or achievement of specific performance objectives. In addition, retention bonuses totaling $553,000 were earned on December 31, 2001 under this policy with payments made in January 2002. As a result of the determination to wind-down the Company’s operations, no performance bonuses will be paid and maximum future severance, vacation and related payments are anticipated to be $173,000. Such amounts have fully vested and are payable on termination of employment. Retention bonuses totaling $72,000 were earned by the remaining two employees as of September 30, 2002 and were paid in October 2002.

The Company expects to incur additional costs related to the wind down of operations in future periods that may have an adverse impact on future liquidity. Such costs include but are not limited to continued salary and other normal operating costs, lease termination fees under noncancellable operating leases, legal, accounting and consulting costs and SEC and other regulatory and government compliance costs. The Company believes, based on current information and estimates, that cash on hand combined with any proceeds from the liquidation of remaining assets, would be sufficient to fund the wind down of operations and meet creditor obligations while financing the projected distribution to common shareholders. Pursuant to the plan of liquidation and dissolution, the Company has established a contingency reserve in the amount of $2,720,767 to satisfy current and anticipated liabilities. It is anticipated that any unexpended amounts remaining in the contingency reserve will be transferred by December 31, 2002 to a liquidating trust established for the benefit of the Company’s preferred stockholder.

Disclosure Regarding Forward Looking Statements

This Report on Form 10-Q contains certain statements that are “Forward Looking Statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Although the Company believes that the expectations reflected in Forward Looking Statements are reasonable, management can give no assurance that such expectations will prove to have been correct.  Generally, these statements relate to business and liquidation plans, projected or anticipated costs or benefits or other consequences of such plans or projections involving anticipated revenues, expenses, earnings, liquidity or indebtedness or other aspects of operating results or financial position.  All phases of the operations of the Company are subject to a number of uncertainties, risks and other influences (including the Company’s ability to execute the plan of liquidation and dissolution in accordance with the plan; the Company’s ability to resolve any claims against it and the amount of such claims; the Company’s ability to sell its assets, which may decline in value over time, to generate cash to satisfy its obligations, including the distribution to common shareholders as provided by the plan of liquidation and dissolution; the Company’s ability to retain the services of remaining employees or consultants to complete the wind-down; the Company’s obligation to incur the expenses of complying with public company reporting requirements; and any additional factors described from time to time in the Company’s filings with the SEC) many of which are outside the control of the Company and any one of which, or a combination of which, could materially affect the results of the Company’s operations and whether the Forward Looking Statements made by the Company ultimately prove to be accurate.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.

In the normal course of business, operations of the Company are exposed to risks associated with fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Risk

The Company maintains excess cash required for short-term needs in daily money market funds with financial institutions.The Company does not enter into financial instruments for trading or speculative purposes.

The Company’s interest income is most sensitive to fluctuations in the general level of U.S. interest rates.  In this regard, changes in the U.S. interest rates affect the interest earned on the Company’s cash.

Item 4.           Controls and Procedures

The Board of Directors of the Company has adopted a Plan of Complete Liquidation and Dissolution and is winding down all of its operations.  The Company currently has only two employees, who have direct supervision of the Company’s disclosure controls and procedures.  As noted herein, as of November 1, 2002 all of the Company’s officers resigned and were replaced by the Company’s current Chief Executive Officer/Chief Financial Officer who had not previously served as an officer or an employee of the Company.  Within 90 days prior to the date of this report, the Company, with the participation of the Company’s current Chief Executive Officer and Chief Financial Officer and the two remaining employees of the Company, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14.  Based upon that evaluation, the Company’s Chief Executive Officer/Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting him to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings.  There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II – OTHER INFORMATION

Item 1.           Legal Proceedings.

On March 2, 2000, the Company filed suit in the U.S. District Court in Delaware (civil case number 00-141) against Miltenyi Biotec GmbH of Germany and its related U.S. companies, Miltenyi Biotec, Inc. and AmCell Corporation (collectively “Miltenyi”). The suit charges Miltenyi with patent infringement (U.S. Patents 4,714,680 and 4,965,204), breach of contract and deceptive trade practices. Becton Dickinson and The Johns Hopkins University, both of which have proprietary rights associated with the Company’s technology, and Baxter Healthcare Corporation have joined with the Company in the suit. The Company is seeking damages and injunctive relief. Miltenyi Biotec GmbH of Germany and Miltenyi Biotec, Inc. are contesting whether jurisdiction over them is proper in the Delaware court. In the fall of 2000, AmCell Corporation moved for partial summary judgment of non-infringement of the patents, on the ground that AmCell’s current activities are exempt from liability for infringement under the clinical trial “safe harbor” provision provided by 35 U.S.C. § 271(e)(1).  The Company opposed this motion and itself moved for partial summary judgment of infringement of the patents.  In an opinion dated April 23, 2001 concerning these motions, the court declined to resolve the question of whether AmCell’s activities are exempt from infringement under the safe harbor provision, choosing instead to defer such resolution to the United States Food and Drug Administration (“FDA”).  The court further indicated, however, that the Company could revisit these issues with the court depending on the FDA’s response to its consideration of these issues.  Therefore, while recognizing the Company’s right to renew its claim for relief depending on the FDA’s actions, the court granted AmCell’s motion for summary judgment and denied the Company’s motion for summary judgment.  Following the entry of an order pursuant to the grant and denial of these cross-motions, the Company moved to amend the order to clarify certain matters raised therein.  Also, following entry of the court’s order, inquiry was made at the FDA concerning the court’s invitation to the FDA to resolve the question of whether particular activities of defendants are exempt from infringement under the relevant patent laws. Thereafter, the Company received notification from the FDA that the FDA declines to address the issues raised in the court’s order in that the FDA was not equipped to analyze patent law issues.

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

Pursuant to the consummation of the asset purchase agreement and license with Baxter pertaining to the making, using and selling of the Isolex system,, the Company granted Baxter the exclusive right to maintain, continue to prosecute, enforce and settle this lawsuit. However, the Company, as well as Becton Dickinson and Johns Hopkins retain the right to intervene in the lawsuit and participate in any settlement.

On March 11, 2002, a former employee of the Company, filed a lawsuit against the Company alleging disability discrimination, violation of the California Family Rights Act and wrongful termination in violation of public policy.  (Kathleen Carroll v. Nexell Therapeutics Inc. and DOES 1 through 100, inclusive; Superior Court of California, Orange County, Case Number 02CC04021).  In October 2002, the parties participated in a mediation procedure which resulted in the settlement of this claim. All costs of the settlement were accrued as of September 30, 2002.

Item 2.           Changes in Securities and Use of Proceeds.

Not applicable.

Item 3.           Defaults Upon Senior Securities.

The Company determined not to declare or pay the semi-annual cash dividends to holders of its Series B Preferred Stock totaling $945,000 that were due on May 24, 2002. Penalties accrue at an annual rate of 6% on such unpaid dividends. Pursuant to the Process Agreement dated October 16, 2002 among the Company, Baxter and Baxter International Inc., Baxter has agreed that any rights it might have arising from any unpaid past, present or future dividends with respect to the Series B Preferred Stock will not prevent the distribution to holders of Common Stock and other transactions expressly contemplated by the plan of liquidation and dissolution.

Item 4.           Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.           Other Information.

Effective October 17, 2002, and after the adoption by the Board of Directors of the plan of liquidation and dissolution, Victor W. Schmitt was appointed by the Board of Directors to be a director of the Company.  Mr. Schmitt, who formerly was a director from December 1997 until May 10, 2002, is an employee of Baxter.  Effective November 1, 2002, Board members Richard L. Dunning, William A. Albright, Jr., Daniel Levitt, Richard Casey and C. Richard Piazza resigned from the Board of Directors and the Company’s sole remaining Director is Mr. Schmitt. Also, Mr. Albright resigned as President, Chief Executive Officer, Chief Financial Officer and Treasurer and Wayne A. Tyo resigned as Secretary, though both have remained as employees. Mr. Schmitt has been appointed to such offices. The changes have occurred now that the Board of Directors reached the decision to liquidate and dissolve the Company. These changes, together with the conversion of a portion of the Company’s Series B Preferred Stock to Common Stock described in Note 9 to the Condensed Consolidated Financial Statements, could be deemed to effect a change in control of the Company.

Item 6.           Exhibits and Reports on Form 8-K.

             (a)  Exhibits

2.4	Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation (“Baxter”), the Company and NCI(1)
2.5	Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (2)
2.6

Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (3)

2.7

Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter (schedules are omitted from this agreement and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request) (4)

2.8	Plan of Complete Liquidation and Dissolution of the Company (8)
3.1	The Company’s Amended and Restated Certificate of Incorporation as amended to date (5)
3.2	The Company’s Amended and Restated By-Laws as amended to date
4.4	Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company (6)
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

4.7	The Company’s Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (7)
4.8	The Company’s Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (7)
4.9	The Company’s Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)
10.117	Process Agreement dated October 16, 2002 between the Company, Baxter Healthcare Corporation and Baxter International Inc. (8)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
(2)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
(3)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
(4)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.
(5)	Filed as Exhibit 4.1 to the Company’s registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto

(6)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
(7)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.
(8)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed October 18, 2002 and incorporated herein by reference thereto

              (b)  Reports on Form 8-K:

The Company filed a Current Report on Form 8-K on August 14, 2002, under Item 9, providing the Officer’s certification required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

The Company filed a Current Report on Form 8-K on August 30, 2002, under Item 5, announcing the receipt of a delisting notice from NASDAQ

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2002

NEXELL THERAPEUTICS INC.
a Delaware Corporation
(Registrant)

	By:	/s/ VICTOR W. SCHMITT

Chief Executive Officer and Chief Financial Officer (principal financial officer and authorized to sign on behalf of the Registrant)

CERTIFICATION

I, Victor W. Schmitt, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Nexell Therapeutics Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002.

/s/ VICTOR W. SCHMITT

Chief Executive Officer & Chief Financial Officer

INDEX TO EXHIBITS

Exhibit Number	Description	Method of Filing

2.4	Asset Purchase Agreement dated October 10, 1997 by and among Baxter Healthcare Corporation (“Baxter”), the Company and NCI(1)
2.5	Asset Acquisition Agreement dated February 18, 1999, by and among Baxter, the Company and NCI (2)
2.6

Securities Agreement dated as of November 24, 1999 among the Company and the Purchasers named in Schedule I thereto (certain schedules are omitted and the Company agrees to furnish supplementally a copy to the Commission upon request) (3)

2.7

Asset Purchase Agreement dated as of August 3, 2001 among the Company, Nexell California and Baxter (schedules are omitted from this agreement and the Company agrees to furnish supplementally a copy of any schedule to the Commission upon request) (4)

2.8	Plan of Complete Liquidation and Dissolution of the Company (8)
3.1	The Company’s Amended and Restated Certificate of Incorporation as amended to date (5)
3.2	The Company’s Amended and Restated By-Laws as amended to date	Electronically herewith
4.4	Warrant Agreement dated June 17, 1996 between the Company and American Stock Transfer & Trust Company (6)
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

4.7	The Company’s Series 1 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (7)
4.8	The Company’s Series 2 6 1/2% Convertible Subordinated Debenture Due November 30, 2004 issued May 28, 1999 to Baxter (7)
4.9	The Company’s Certificate of Designation filed with the Delaware Secretary of State on November 24, 1999 creating the Series B Preferred Stock (included in Exhibit 3.1 above)
10.117	Process Agreement dated October 16, 2002 between the Company, Baxter Healthcare Corporation and Baxter International Inc. (8)
99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Electronically herewith

(1)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed January 2, 1998 and incorporated herein by reference thereto.
(2)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 and incorporated herein by reference thereto.
(3)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed December 7, 1999 and incorporated herein by reference thereto.
(4)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed on September 17, 2001 and incorporated herein by reference thereto.
(5)	Filed as Exhibit 4.1 to the Company’s registration statement on Form S-8 filed with the Commission on July 6, 2000 (Registration Number 333-40860), and incorporated herein by reference thereto.
(6)	Filed as the same numbered Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 1996 and incorporated herein by reference thereto.
(7)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed June 29, 1999 and incorporated herein by reference thereto.
(8)	Filed as the same numbered Exhibit to the Company’s Current Report on Form 8-K filed October 18, 2002 and incorporated herein by reference thereto.